Form 10QSB
period 1996-03-31
FIRST CHOICE HEALTH NETWORK INC
filed 1996-05-15
CIK 922622

May 10, 1996



VIA FEDERAL EXPRESS

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

	Re:	First Choice Health Network, Inc.
		File No.  0-23998

Ladies and Gentlemen :

	Enclosed kindly find eight complete copies of the above-referenced corporation's second quarter report on Form 10-QSB for the period ended March 31, 1996, one of which is manually signed.

	Kindly acknowledge receipt of the enclosed by date stamping the duplicate copy of the letter and returning the same in the enclosed self-addressed stamped envelope.

					Very truly yours,

					Randolph R. Barker

kk:RB
Enclosures






SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549


FORM 10 - QSB

[   X   ]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         		OF THE SECURITIES EXCHANGE ACT OF 1934
         	For the quarterly period ended March 31, 1996

[       ]		TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15 (d)
         		OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from         to

Commission File No.  0-23998

FIRST CHOICE HEALTH NETWORK, INC.
(Name of small business issuer as specified in its charter)

      Washington					                          91-1272766
(State or other jurisdiction of		          	(I.R.S. employer
incorporation or organization)		         identification number)

1100 Olive Way
Suite 1480
Seattle, Washington  98101
(Address of principal
   executive offices)

(206)292-8255
(Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   __X___		     No   ______

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on May 10, 1996 was 671 shares and 29,000 shares, respectively.

Transitional Small Business Disclosure Format ( check one ):

Yes   ______		No   __X__






													FIRST CHOICE HEALTH NETWORK, INC.
			INDEX TO FORM 10-Q
                                                                		Page
Part I     	Financial Information

Item I 	Financial Statements

		     	Consolidated Balance Sheets
		     	at March 31, 1996 and
     			December 31, 1995  . . . . . . . . . . . . . . . . . . . . .		 3

     			Consolidated Statements of Operations
		     	for the Three Months Ended
     			March 31, 1996 and 1995 . .  . . . . . . . . . . . . . . . . 		 5

	   	  	Consolidated Statements of Cash Flows
		     	for the Three Months Ended
     			March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . 		 6

		     	Notes to Consolidated
     			Financial Statements . . . . . . . . . . . . . . . . . . . . 		 8

Item 2  Management's Discussion and Analysis
		     	or Plan of Operation . . . . . . . . . . . . . . . . . . . . 		20


Part II    	Other Information

         Item 1 		Legal Proceedings  . . . . . . . . . . . . . . . . . 	23

         Item 2		Changes in Securities . . . . . . . . . . . . . . . . 	23

         Item 3		Defaults Upon Senior Securities . . . . . . . . . . . 	23

         Item 4		Submission of Matters to a
              			Vote of Security Holders  . . . . . . . . . . . . . . 	23

         Item 5 	Other Information . . . . . . . . . . . . . . . . . . 	23

         Item 6 	Exhibits and Reports on Form 8-K  . . . . . . . . . . 	23

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 		24




Part I - Financial Information

Item I - Financial Statements

FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Balance Sheets
(Unaudited)
March 31, 1996 and December 31, 1995


                                             	March 31,         	December 31,
                             Assets	             1996     	         1995
                          	(Unaudited)


Current assets:
	Cash and cash equivalents                         	$1,089,837	     2,129,006
	Service fees receivable, net of allowance for
	  doubtful accounts of $96,187 in 1996 and 1995     1,024,685 	    1,104,164
 	Investment securities
	  available for sale (note 4)	                      2,462,829	     1,276,783
	Federal income tax receivable	                         53,926	        90,129
	Prepaid expenses	                                     116,547	       182,469
	Other assets	                                          15,250	        15,625

		Total current assets	                               4,763,074 	   4,798,176


Furniture, equipment and computer software:
	Furniture and equipment	                             825,560 	       813,663
	Computer software	                                   149,558 	       149,558
	License fees (note 6)	                               192,582	        191,876

                                                    1,167,700	      1,155,097

	Less accumulated depreciation and amortization	      608,670	        574,377

Net furniture, equipment and
  computer software	                                  559,030	        580,720


Investment securities available for sale
	(note 4)	                                          1,867,223	      1,940,454
Deferred Federal income taxes, net (note 5)	           17,982	          -
Goodwill, net of accumulated amortization of
    $7,000 in 1996 and $5,500 in 1995 (note 1) 	       83,000	         84,500



                                                   $7,290,309	      7,403,850


See accompanying notes to consolidated financial statements (unaudited).



FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Balance Sheets
(Unaudited)
March 31, 1996 and December 31, 1995


                                              	March 31,     	December 31
       Liabilities and Shareholders' Equity 	    1996     	       1995
                                             	(unaudited)


Current liabilities:
	Note payable                                	$      -       	         45,000
	Accounts payable	                                   67,233   	       206,606
	Accrued expenses	                                  198,113	          212,420
	Deferred Federal income taxes, net (note 5)	       319,393   	       286,451
	Other liabilities	                                  16,863	           11,575

		Total current liabilities	                        601,602	          762,052

Deferred Federal income taxes, net (note 5)	           -               25,062

		Total liabilities	                                601,602	          787,114

Shareholders' equity (note 2):
	Common stock:
		Class A, par value $1. Authorized 30,000
			shares; issued and outstanding 672 shares
			in 1996 and 676 shares in 1995	                      672	              676
		Class B, par value $1. Authorized 70,000
			shares; issued and outstanding 29,000 shares
			in 1996 and 1995	                                 29,000 	          29,000
	Additional paid-in capital                      	2,629,872	        2,630,268
	Paid-in capital from affiliates                 	1,472,108	        1,472,108
	Retained earnings                               	2,591,937    	    2,502,946
	Net unrealized loss on investment securities
		available for sale, net of deferred taxes
		of $17,970 in 1996 and $9,407 in 1995
		(notes 4 and 5)                                	(  34,882) 	      (  18,262)

Total shareholders' equity                       	6,688,707         6,616,736

Commitments and subsequent events (notes 3, 6, and 8)


                                               		$7,290,309	        7,403,850


See accompanying notes to consolidated financial statements (unaudited).


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Statements of Income
(Unaudited)

For the Three Months Ended March 31, 1996 and 1995



	                                                  		 1996	       	 1995


Operating revenue (note 7)                        	$1,290,105   	  1,220,703

Operating expenses:
	Payroll and related	                                 722,269 	      529,612
	Selling, general and administrative costs	           524,470	       548,512

		Total operating expenses	                         1,246,739   	  1,078,124

		Operating income	                                    43,366	       142,579

Other income:
	Interest and dividends	                               68,536         58,925
	Other income (loss)	                              (    3,389)	   (    4,156)

                                               	       65,147	        54,769

		Income before Federal income taxes	                 108,513  	     197,348

Federal income taxes (note 5)	                         19,522	        67,687

		Net income                                   	$      88,991	       129,661


Net income per common share                    	$       1.89     	$    2.75









See accompanying notes to consolidated financial statements (unaudited).


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

For the Three Months Ended March 31, 1996 and 1995



                                                     	1996         	1995


Cash flows from operating activities:
	Net income	                                   	$      88,991	       129,661
	Adjustments to reconcile net income to net cash
		provided by operating activities:
			Depreciation and amortization	                       30,579	       29,736
			Deferred Federal income taxes, net           	    (   1,539)	   ( 132,804)
			Losses realized on sales of investment securities	    3,389         4,156
			Change in certain assets and liabilities:
			  Decrease in service fees receivable 	              79,479	      284,258
			  Decrease in Federal income tax receivable	         36,203
			  Decrease in prepaid expenses	                      65,922	       73,824
			  Increase (decrease) in accounts payable	      (   138,269)	      78,828
			  Decrease in accrued expenses	                 (    14,307) 	 (   48,168)
			  Increase in Federal income taxes payable	           -    	      170,428

				Total adjustments	                                  61,457	      460,258

				Net cash provided by operating activities   	      150,448	      589,919

Cash flows used in investing activities:
	Purchase of investment securities available
 for sale	                                          (1,672,279)	 (    25,906)
	Sales of investment securities available for
 sale                                             	    527,904	       26,115
	Purchase of furniture, equipment and computer
 software                                      	 (      13,001)	 (    54,335)
	Principal received, bonds	                             13,866	       10,801
	Acquisition of goodwill	                                 -      (    45,000)
	Acquisition of license fees	                    (         707)	 (     4,004)

				Net cash used in investing activities       	 (  1,144,217)	 (    92,329)

Cash flows from (used in) financing activities:
	Note receivable	                                       -    	        18,500
	Reduction of note payable	                       (     45,000)
	Repurchase of Class A common stock and
 membership rights from physicians	               (        400)	 (       800)

				Net cash provided by (used in)
    financing activities	                         (      45,400)	     17,700

				Increase (decrease) in cash and
    cash equivalents                              (    1,039,169)    515,290

Cash and cash equivalents at beginning of period  	    2,129,006   1,934,776

Cash and cash equivalents at end of period         	$  1,089,837   2,450,066

(Continued)


See accompanying notes to consolidated financial statements (unaudited).


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

For the Three Months Ended March 31, 1996 and 1995



                                                       	1996       	1995


(Continued)


Supplemental disclosures of cash flow information:
	Cash paid (received) during the period for Federal
 income taxes                                       	$(  15,246)	    30,000

Supplemental disclosure of noncash investing
 activities:
	Note payable incurred for acquisition of goodwill  	$      -   	    45,000

Unrealized gains (losses) on securities available
 for sale:
	Current	                                         		$   68,804	    ( 11,762)
	Noncurrent		                                         (116,367)    (215,155)

                                                				$ ( 47,563)   	(226,917)
Unrealized losses on securities sold under
 agreements	to repurchase:
		Current	                                         	$ (  5,288)	       -

Deferred income taxes on unrealized gains
 (losses) on securities	available for sale
 and securities sold under agreements to
	repurchase:
		Current                                        		$  ( 21,595)	       3,999
		Noncurrent	  	                                        39,565	       73,153

                                                 		$    17,970	       77,152



See accompanying notes to consolidated financial statements (unaudited).


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)




(1)	Description of Business and Summary of Significant Accounting Policies

	(a)	Description of Business

	First Choice Health Network, Inc. (Company) was incorporated  under the laws of the State of Washington on September 28, 1984. The Company was  formed to organize  a network of independent participating physicians and hospitals to provide a comprehensive, managed health care delivery system for group plans established by employers and benefit groups. The Company's business is conducted primarily in Washington, Oregon and Alaska.

	(b)	Principles of Consolidation

	The consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiary, First Choice Health Plan, Inc., a health care services contractor which was formed on January 31, 1995. All significant intercompany balances have been eliminated in consolidation.

	(c)	Cash Equivalents

	The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At
 March 31, 1996 and December 31, 1995, cash equivalents consist of money market funds amounting to $201,611 and $100,764, and cash management funds of $743,394 and $1,880,210, respectively.

	(d)	Operating Revenue

	Operating revenue consists of network access fees and hospital administrative fees. Network access fees are recognized as earned during the month of coverage and are recorded at contractual rates. Hospital administrative fees are recognized as earned in the month hospital claims are incurred by a subscriber and are recorded at a contractual percentage of the claims.

	(e)	Investment Securities

	Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment in Debt and Equity Securities, (Statement 115). Statement 115 applies to investments in equity securities that have a readily determinable fair market value and all debt securities.

(Continued)


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



	Under Statement 115, investments are classified as held-to-maturity, trading securities, or available-for-sale. The Company classifies all investment securities as available-for-sale. Statement 115 requires that all securities classified as available-for-sale be recorded at fair market value on the
 balance sheet, with unrealized 	holding gains and losses excluded from
 earnings and recognized as a separate component of shareholders' equity.
 Declines in the fair values of investment securities available for sale determined to be other than temporary are recognized as component of net income.

	The cost used in determining the gain or loss on sales of marketable equity securities and debt securities is average cost and specific identification, respectively.

	(f)	Furniture, Equipment, Computer Software and License Fee

	Furniture, equipment, computer software and license fee are recorded at cost. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets, licensing agreement or lease term, ranging from three to five years.

	(g)	Goodwill

	Goodwill is determined as the difference between the purchase price and fair market value of net assets purchased. Goodwill is amortized using the straight-line method over fifteen years.

	(h)	Income Taxes

	Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in hte period that includes the enactment date.







(Continued)


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



	(i)	Advertising

	The Company expenses advertising costs as incurred. Advertising expense amounted to $925 and $20,821 for the three months ended March 31, 1996 and 1995, respectively.

	(j)	Accounts Receivable

	Accounts receivable consists primarily of an estimate for hospital administrative fees receivable related to claims incurred on or before the balance sheet date, but not reported. The Company evaluates the reasonableness of hospital administrative fees receivable based upon claims reported in subsequent periods. These estimates are subject to the effects of trends in claim. Although considerable variability is inherent in such estimates, management believes that the hospital administrative fees receivable are reasonable. The estimates are continually reviewed and adjusted as necessary as new information becomes known; such adjustments are included in the current year operations.

	The Company performs periodic credit evaluations of its customers and maintains allowance for potential credit losses.

	(k)	Use of Estimates

	The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(2)	Shareholders' Equity

	(a)	Ownership of Stock

	Class A common stock may be held solely by physicians licensed in the State of Washington who contract with the Company to provide health care services and who hold active, associate or provisional medical staff privileges at one or more of the hospitals that contract with the Company to provide health care services.

	Class B common stock may be held by hospitals in the State of Washington that contract with the Company to provide health care services.
(Continued)


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



	(b)	Voting Rights

	Holders of each outstanding share of Class A or Class B common stock are entitled to one vote on each matter submitted to a vote at meetings of shareholders and each class of common stock votes as a separate class.

	(c)	Transfer of Stock

	Shareholders may only transfer their stock in the Company to the Company for repurchase. The repurchase price is established by the Board of Directors each fiscal year as set forth in the Bylaws.

	(d)	Dividends

	The Board of Directors may declare and pay dividends on one or more classes of common stock  at such times and in such  amounts as it designates, but in no event may dividends be paid while there is an outstanding obligation to repurchase shares. Dividends are allocated among shareholders of each class of stock according to the number of shares outstanding to each Class A or B shareholder. Any dividends paid to the Class B shareholders must be shared with the nonshareholder district hospitals that have rights equivalent to that of the Class B shareholders.

	(e)	Liquidation Rights

	Upon liquidation or dissolution, the Board of Directors, at its discretion, will allocate the value of assets among the classes of its outstanding stock in proportion to the capital contributions of shareholders of each class.
 For these purposes, the contributions by the nonshareholder district hospitals that have rights equivalent to that of the Class B shareholders and the membership fees paid by Class A shareholders are considered capital contributions. The allocation  to Class A shareholders will be shared among all Class A shareholder in accordance with the number of shares outstanding to each Class A shareholder .  The allocation to the Class B shareholders must be shared with the nonshareholder hospitals that have rights equivalent to that of Class B shareholders.







(Continued)


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



	(f)	Paid-in Capital from Affiliates

	District hospitals are not shareholders of the Company, but have contractual agreements with the Company that provide for certain rights and obligations equivalent, but not identical, to those of Class B shareholders, including liquidation and dividend rights. The capital contributions of the non-
 shareholders are recorded as paid-in-capital from affiliates. These contractual agreements are considered to be common share equivalents for purposes of calculating net income per common share.

	(g)	Net Income Per Common Share

	The weighted average number of common share and common share equivalents used in computing net income per common share amounted to 47,074 and 47,095 for the three months ended March 31, 1996 and 1995, respectively.

(3)	Line of Credit

	At  March 31, 1996 and December 31, 1995, the Company had a $300,000 line of credit, expiring on June 3, 1996. Borrowings under the line bear interest at the prime rate plus 1%. There were no borrowings outstanding under the line of credit at March 31, 1996 or December 31, 1995.

(4)	Investment Securities

	The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at March 31, 1996 are as follows:

                                            	Gross       	Gross
                               	Amortized   	unrealized  	unrealized  	Fair
                               	cost        	gains       	losses      	value

Marketable equity securities  	$   583,723	    91,145	     25,820	    649,048
Mortgage and asset-backed
  securities 	                   1,983,590	     2,794     	119,161  	1,867,223
Corporate debt securities	       1,810,302	     7,728	       4,249   1,813,781

                               $ 4,377,615    101,667      149,230  	4,330,052



(Continued)




FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



	The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale  at December 31, 1995 are as follows:


                                            	Gross       	Gross
                                	Amortized  	unrealized  	unrealized  	Fair
                                	cost       	gains       	losses      	value

Marketable equity securities 	$   545,101   	59,911	      31,134	     573,878
Mortgage and asset-backed
  securities                  	 1,997,823	    7,063	      64,432   	1,940,454
Corporate debt securities	        701,982	      923	        -         702,905

                             	$3,244,906     67,897	      95,566   	3,217,237

	Securities sold under agreements to repurchase are carried at fair market value, with unrealized holding gains and losses recognized as a separate component of shareholders' equity. The net unrealized loss on securities sold under agreements to repurchase for the three months ended
 March 31, 1996 and December 31, 1995 amounted to $5,288 and $0.00.

	The amortized cost and fair values of mortgage and asset-backed securities and corporate debt securities at March 31, 1996, based on contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                             Amortized cost	    Fair value

Due in one year or less                     	$1,810,302        	1,813,781
Due after one year and through five years	       62,586	           56,428
Due after five years and through ten years	      97,291	           98,146
Due after ten years                           1,823,713         1,712,649

                                           		$3,793,892         	3,681,004





(Continued)




FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



(5)	Income Taxes

	Federal income taxes consist of the following components:

               						    Three months ended
					                  	March 31, 	March 31,
					                  	1996      	1995

		Current 		        		$  21,061	     200,491
		Deferred 			         (  1,539)   	(132,804)

                						$  19,522	      67,687

	In 1995, the Company filed amended corporate tax returns to recharacterize certain equity payments, and received tax refunds of $16,868, including interest of $1,622 in 1996, and $233,634, including interest of $18,920 in 1995, related to these filings.

	Federal income taxes differ from the amount computed by applying the "expected" U.S. corporate income tax rate to income before Federal income taxes for the three months ended March 31, as follows:


                                 				         1996 		          1995
			                                   	Amount   Percent   	Amount    Percent

	Computed "expected" rate         	$    36,894	   34.0%  	$  404,273	  34.0%
	Tax effect of permanent differences:
		Dividend income received from
			domestic corporations	              ( 1,123)	(  1.0)	   (  17,139)   1.4
		Adjustment to prior year tax
			returns	                            ( 15,246)	(14.0)   	 (214,714)	(18.1)
		Other	                                  1,667	   1.5	     (  3,430)	(  . 3)
	Tax effect of timing differences	     (  2,670) ( 2.5)        -     	    -

                                      	$  19,522	 18.0%	     168,991  	14.2%





(Continued)




FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



	The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax asset and deferred  tax liabilities at March 31, 1996 and December 31, 1995 are presented below:

                                         				March 31,     December 31,
				                                            1996        	  1995
	Deferred tax assets:
		Accounts payable and accrued expenses    	$ 90,221       	$141,810
		Unrealized loss on investment securities	   17,970	          9,407

			Total deferred tax assets                	 108,191	       151,217

	Deferred tax liabilities:
		Service fees receivable                   	 348,392     	  375,416
		Prepaid expenses                         	   39,626	        62,039
		Furniture, equipment and computer software	  21,584         25,059
		Other 		                                       -      	        216

			Total gross deferred tax liabilities 	     409,602        462,730

			Deferred Federal income taxes, net       	$301,411        $311,513

	There was no valuation allowance for deferred tax assets as of March 31, 1996 and December 31, 1995. However, deferred tax assets as of March 31, 1996 and December 31, 1995 include $17,970 and $9,407, respectively, of potential tax benefit if securities were to be disposed of at their current market value. The Federal tax law limits the deductibility of capital losses (permitted only to the extent of recognized gains), with a limited carryback of three years to offset prior recognized gains, and a limited carryforward of five years to offset future recognized gains. Although management does not currently intend to dispose of these assets, the Company's ability to obtain tax benefit from a disposition of this type is uncertain.









(Continued)





FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



(6)	Commitments

	(a)	License Fees

		(i)	HSD Software License

	On March 21, 1994, the Company entered into a software license and beta site agreement with Health Services Design Corporation (HSD) for the use of the
 software application developed and owned by HSD. The agreement calls for an initial one-time license fee of $145,000.

		(ii)	VHS Software License

	On May 31, 1995, the Company entered into a software licensing agreement with Value Health Science, Inc. (VHS). The initial license term begins on the day VHS successfully installs the related software, and ends three years later. The license term will automatically renew for one more year at the third anniversary of the commencement date and each anniversary thereafter.
 The agreement calls for a $30,000 one-time customization fee and a $30,000 start-up fee. On an ongoing basis, the agreement calls for minimum monthly fees plus claim processing fees and out-of-pocket costs with respect to storage and processing. The current monthly fee, as of March 31, 1996, was $3,125. The maximum annual license fee shall not exceed $300,000. The total amount paid for the three months ended March 31, 1996 and 1995 related to this agreement was $9,375 and $0.00, respectively.

	(b)	Consulting Agreement

	On October 20, 1995, the company entered into a consulting agreement with Olympic Health Management System, Inc. to develop and implement a Medicare supplement product. The agreement may be terminated without cause at any time by the Company. The agreement calls for a minimum monthly fee of $11,000 through the sooner of the completion of certain phases or for the first six months this agreement is in effect. Total fees related to this agreement amounted to $35,127 and $0.00 for the three months ended
 March 31, 1996 and 1995, respectively.




(Continued)




FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



	(c)	Leases

	The Company leases its office facilities under terms of an operating lease expiring in September, 1999. The lease provides for monthly minimum rent payments and includes a renewal option for an additional five years.

	Rental expense charged to operations under the operating lease for the three months ended March 31, 1996 and 1995 was $36,026 and $33,882, respectively.

	Future minimum lease payments under the operating lease for the years ended
 December 31 are as follows:

		1996	    	$103,653
		1997		     138,204
		1998		     138,204
		1999		      96,358

        				$476,419

(7)	Related Party Transactions

	(a)	Note Receivable

	At December 31, 1994, the Company had an $18,500 note receivable from an officer of the Company. The note bore interest at 4.5% and was paid in full in February, 1995.

	(b)	Operating Revenue and Service Fees Receivable

	Operating revenue includes approximately $211,888 and $204,784 for administrative service fees charged to owner and affiliated hospitals and network access fees charged to owner and affiliated hospitals through third-party administrators for the three months ended March 31, 1996 and 1995, respectively.








(Continued)




FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



(8)	Acquisition

	Effective January 31, 1995, the Company acquired 100% of the stock interest in Pacific Health Systems, Inc., a dental Preferred Provider Organization
 (PPO) operating in the state of Washington, by delivering cash of $45,000 and a noninterest-bearing note of $45,000 due in full on January 31, 1996.
 In addition to the fixed purchase price, the Company shall make contingent purchase price payments to be calculated as 50% of the dental PPO net income, as defined in the purchase agreement, in excess of $295,000 for each of the calendar years 1995 and 1996 with an aggregate amount not to exceed $260,000.
 No contingent purchase price payments were due for calendar year 1995. The entire purchase price was allocated to goodwill. The operation of the PPO was merged into the Company.

(9)	Fair Value of Financial Instruments

	On December 31, 1995, the Company adopted Statement of Financial Accounting
 Standards (SFAS) No. 107, Disclosures About Fair Values of Financial
 Instruments, as modified by SFAS No. 119, Disclosure About Derivative
 Financial Instruments and Fair Value of Financial Instruments. SFAS No. 107
 requires disclosures of fair value for financial instruments, whether or not they are included in the balance sheet, for which it is practicable to estimate fair value. SFAS No. 119 requires disclosures about amount, nature and terms of derivative financial instruments.

	The Company's financial instruments, included in the March 31, 1996 and December 31, 1995 balance sheet, consist of investment securities available for sale. The fair value of the investment securities is based upon quoted market prices (Note 4).

	The Company has invested in derivative financial instruments held for non-trading purposes that are subject to off-balance-sheet market risk related to investment securities available for sale. In 1995, the Company placed
 $250,000 with Prudential Securities Incorporated (Prudential) with the primary investment objective of capital appreciation and secondary objective of current growth. The risk tolerance in the investment portfolio is moderate.










(Continued)




FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



(10)	Retirement Plans

	The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan
 (Plan) covering substantially all employees that are not already covered by a collective bargaining agreement. Under the Plan, employees can defer up to
 12% of the eligible compensation. The Company matches 50% of the employee contribution, up to 6% of the participant's eligible salary. The Company also has the option to make an additional profit sharing contribution to the
 Plan. Employer contributions to the Plan for the three months ended
 March 31, 1996 and 1995 amounted to $11,965 and $8,682, respectively.

(11)	Concentration of Credit Risk

	The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.











Item 2

	Management's Discussion and Analysis
 or Plan of Operation

	The following discussion and analysis should be read in conjunction with
 the	financial statements and notes thereto included in this quarterly report and with the Company's 1995 Annual Statement on Form 10-KSB.

Three Months Ended March 31, 1996 Compared to
Three Months Ended March 31, 1995

	Operating revenue increased 5.7% to approximately $1.3 million in the first quarter of 1996, from approximately $1.2 million during the same quarter of
 1995, primarily as a result of an increase in the number of subscribers (or members) and their dependents (collectively, "Covered Persons") utilizing the Company's network of physicians, hospitals or other health care providers ("PPO"), and an increase in rates to renewing groups.

	Total operating expenses increased 15.6% to approximately $1.25 million in the first quarter of 1996, from approximately $1.1 million in the same quarter of 1995. This change is primarily due to changes in staffing necessary to handle enrollment expected with the first offering of new products under the licensure "First Choice Health Plan, Inc.," received from the State of Washington on January 13,1995. Continued work on the computer system increased consulting and depreciation costs to obtain specialized programming assistance and the additional hardware necessary for completion.

	Payroll and related expenses increased 36.4% to $722,269 in the first quarter of 1996, from $529,612 in the same quarter of 1995. This change is primarily due to staffing required to service the addition of the dental system and licensure for FCHP, the expansion of technical support for data systems, the internalization of communications and public affairs, placement of a full time medical director and increased costs for employee benefits. Payroll and related expenses increased to 56% of operating revenue for the three month period ending March 31, 1996, compared to 43.3% in the same period of 1995.

	Selling, general and administrative costs decreased 4.4% to $524,470 in the first quarter ending March 31, 1996, from $548,512 in same quarter in 1995.
 This is primarily due to decreases in advertising, legal and accounting, travel and entertainment, and subscriptions and memberships.  Increased software licenses due to the installation of a new physician profiling system; and increases in postage, insurance, and depreciation were all due to increased business activity.

	Other income increased 18.9% to $65,147 in the first quarter ending March 31, 1996, from $54,769 during the same quarter in 1995, primarily due to an increase in cash available for investment.

	Income taxes decreased 71.2% to $19,522 in the first quarter ending March 31, 1996, from $67,687 during the same quarter in 1995, primarily due to the decrease in income before federal income taxes.


Liquidity and Capital Resources


 The Company has a $300,000 line of credit from Seafirst Bank. On
 June 1, 1995, this line of credit was renewed for a one-year period ending June 1, 1996. At March 31, 1996, there were no borrowings outstanding under the line.





	At March 31, 1996, the Company had cash, cash equivalents and investment securities at fair market value of approximately $5.5 million compared to approximately $5.3 at December 31, 1995, and approximately $4.6 million at March 31, 1995.

	Net cash provided by operating activities during the first three months ended March 31, 1996 was $150,448, compared to $589,919 for the same period in 1995, due primarily to decreases in service fees receivable and in prepaid expenses. Income from operating activities is expected to remain consistent until year-end.

	Net cash used in investing activities during the first three months ended March 31, 1996, was approximately $1.15 million, compared to approximately
 $.9 million used during the same period in 1995. The use of cash in the first three months of 1996 was due primarily to the purchase of investment securities.

	Net cash used by financing activities during the first three months ended March 31, 1996 was $45,400 compared to $17,700 provided in the same 1995 period. The reduction in cash from financing activities is due to the payment, in February 1996, of the note held by Pacific Health Systems, Inc.
 for the purchase of First Choice Dental System, Inc.

	On February 1, 1995, the Company purchased all of the issued and outstanding stock of a dental PPO for $90,000, $45,000 of which was paid at the closing and the $45,000 balance of which is payable on February 1, 1996.  Under the related purchase agreement, First Choice is required to make additional contingent purchase-price payments equal to 50% of the dental PPO's net income in excess of $295,000 for each of the calendar years 1995 and 1996, with aggregate additional purchase price payments not to exceed $260,000.
 The additional aggregate purchase price, due in January 1996 for 1995, will not be owed because net income projections were not realized.

	On July 25, 1995, First Choice Health Network, Inc. submitted amended Federal corporate income tax returns for the years 1992 and 1993. KPMG
 Peat Marwick had been asked to study payments made by shareholders which were recorded as additional income for income tax purposes rather than the equity basis used on our financial statements. It has been determined that, except for certain physician non-membership contracts, these shareholder payments should have been recorded as equity for all purposes. The total of these amended returns is $229,091. As of this filing, the Internal Revenue Service has refunded all portions inclusive of interest, penalty decrease and reduction of interest previously charged.

	Subsequent to year-end, the Company transferred cash of $150,000 to its subsidiary, First Choice Health Plan, Inc., in connection with its licensure as an HCSC. The Company previously transferred $1.5 million in January 1995 to fund the required statutory reserve. Additional funds may be required when the Company introduces products pursuant to the license. There can be no assurance the Company will be able to obtain the requisite financing to expand its operations to introduce such new products. As of this filing these funds remain on deposit.

	The Company signed contracts for software development on March 21, 1994, commenced implementation thereof, and have obtained necessary programming assistance and additional hardware. Portions of the new system have been installed on a pilot test basis and the Company expects to have fully operational systems in place by early Summer, 1996.













Part II  -  Other Information


	Item 1		Legal Proceedings

      			Not applicable.


	Item 2		Changes in Securities

       			Not applicable.


	Item 3		Defaults Upon Senior Securities

      			Not applicable.


	Item 4		Submission of Matters to a Vote of Security Holders

       		Not applicable


Item 5			Other Information


        	Mr. Gary R. Gannaway assumed the position of President and CEO
         on January 	15, 1996.  Mr. Randolph R. Barker, Vice President/Chief
         Financial Officer, had 	served as Acting Chief Executive Officer
         during an interim period lasting from 	April 28, 1995 to the date
         that Mr. Gannaway assumed that position.

Item 6  	Exhibits and Reports on Form 8-K

		(a)   	Exhibits:

      			None.

		(b)   	Reports on Form 8-K

      			None.












SIGNATURES


	In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST CHOICE HEALTH NETWORK, INC.

Date:	  May 15, 1996







By:		/ s /Randolph R. Barker
Randolph R. Barker
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)
























24 of 24 Pages