Form 10QSB/A
period 1996-03-31
FIRST CHOICE HEALTH NETWORK INC
filed 1996-07-19
CIK 922622

July 19, 1996



VIA FEDERAL EXPRESS

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:	First Choice Health Network, Inc.
File No.  0-23998

Ladies and Gentlemen :

Enclosed kindly find the above-referenced corporation's first quarter Financial Data Schedule not previously submitted with our Form 10-QSB for the period ended March 31, 1996.

Kindly acknowledge acceptance or suspension of this filing via our Compuserve electronic mail account.

Very truly yours,

Randolph R. Barker

kk:RB
Enclosures






Item 6	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			27.1	Financial Data Schedule for the first quarter ending March 31, 1996

		(b)	Reports on Form 8-K

			None.






SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST CHOICE HEALTH NETWORK, INC.

Date:	  July 19, 1996







By:		/ s /Randolph R. Barker
Randolph R. Barker
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)