Form 10QSB
period 1996-06-30
FIRST CHOICE HEALTH NETWORK INC
filed 1996-08-16
CIK 922622

August 15, 1996




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

	Re:	First Choice Health Network, Inc.
		File No.  0-23998

Ladies and Gentlemen :

Kindly accept the following transmission of the above-referenced corporation's second quarter report on Form 10-QSB and Financial Data Schedule for the period ended June 30, 1996. The Company maintains one manually sign copy on file.

Kindly acknowledge acceptance of this transmission via our CompuServe E-mail address - 72731,3025.

					Very truly yours,




					Randolph R. Barker

kk:RB
Enclosures






SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549


FORM 10 - QSB

[   X   ]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
		OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 1996

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

1100 Olive Way, Suite 1480
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

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on August 13, 1996 was 658 shares and 34,800 shares, respectively.

Transitional Small Business Disclosure Format ( check one ):

Yes   ______		No   __X__

Page 1 of 24 Pages







													FIRST CHOICE HEALTH NETWORK, INC.
			INDEX TO FORM 10-Q
		Page
Part I     	Financial Information

	           Item I		Financial Statements

			Consolidated Balance Sheets
			at June 30, 1996 and
			December 31, 1995  . . . . . . . . . . . . . . . . . . . . 		 3

			Consolidated Statements of Operations
			for the Three and Six Months Ended
			June 30, 1996 and 1995 .  . . . . . . . . . . . . . . . . .		 5

			Consolidated Statements of Cash Flows
			for the Six Months Ended
			June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . .		 6

			Notes to Consolidated
			Financial Statements . . . . . . . . . . . . . . . . . . . 		 8

Item 2		Management's Discussion and Analysis
     			or Plan of Operation . . . . . . . . . . . . . . . . . 		20


Part II    	Other Information

	            Item 1		Legal Proceedings . . . . . . . . . . . . .  	23

	            Item 2		Changes in Securities . . . . . . . . . . .  	23

	            Item 3		Defaults Upon Senior Securities . . .  . .   	23

	            Item 4		Submission of Matters to a
		                  	Vote of Security Holders . . . . . . . . . . 	23

	            Item 5		Other Information . . . . . . . . . . . .  . 	24

	            Item 6		Exhibits and Reports on Form 8-K . . . . . . 	24

                     Signatures  . . . . . . . . . . . . . . . . . 25




FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Balance Sheets
(Unaudited)
June 30, 1996 and December 31, 1995


                                                 	June 30,      December 31,
    Assets	                                          1996    	       1995
                                                	(Unaudited)


Current assets:
	Cash and cash equivalents                        	$1,886,166	    2,129,006
	Service fees receivable, net of allowance for
	  doubtful accounts of $96,187 in 1996 and 1995	     983,439 	   1,104,164
 	Investment securities
	  available for sale (note 4)	                     2,062,204	    1,276,783
	Federal income tax receivable	                 	                    90,129
	Prepaid expenses	                                    83,272	       182,469
	Other assets	                                        15,000	        15,625

		Total current assets	                            5,030,081 	    4,798,176


Furniture, equipment and computer software:
	Furniture and equipment	                            856,148	       813,663
	Computer software	                                  149,558        149,558
	License fees (note 6)	                              193,557	       191,876

                                              		   1,199,263	     1,155,097

	Less accumulated depreciation and amortization	     630,635	       574,377

Net furniture, equipment and
  computer software	                                 568,628	       580,720


Investment securities available for sale
	(note 4)	                                         1,999,695	     1,940,454
Deferred Federal income taxes, net (note 5)	          33,472	        -
Goodwill, net of accumulated amortization of
    $7,000 in 1996 and $5,500 in 1995 (note 1)        81,500	        84,500



                                                		$7,713,376	     7,403,850


See accompanying notes to consolidated financial statements (unaudited).


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Balance Sheets
(Unaudited)
June 30, 1996 and December 31, 1995


                                                 	June 30,     	December 31,
        Liabilities and Shareholders' Equity	        1996  	           1995
                                                	(unaudited)


Current liabilities:
	Note payable                                	$      -                45,000
	Accounts payable	                                   91,510 	        206,606
	Accrued expenses	                                  199,895	         212,420
	Federal income tax payable	                        147,034	            -
	Deferred Federal income taxes, net (note 5)	       283,310 	        286,451
	Other liabilities	                                  15,863	          11,575

		Total current liabilities	                        737,612	         762,052

Deferred Federal income taxes, net (note 5)	           -              25,062

		Total liabilities	                                 737,612	        787,114

Shareholders' equity (note 2):
	Common stock:
		Class A, par value $1. Authorized 30,000
			shares; issued and outstanding 658 shares
			in 1996 and 676 shares in 1995	                       658	            676
		Class B, par value $1. Authorized 70,000
			shares; issued and outstanding 29,000 shares
			in 1996 and 1995	                                  29,000          29,000
	Additional paid-in capital                        	2,626,965	     2,630,268
	Paid-in capital from affiliates                   	1,472,108	     1,472,108
	Retained earnings                                 	2,918,469	     2,502,946
	Net unrealized loss on investment securities
		available for sale, net of deferred taxes
		of $36,801 in 1996 and $9,407 in 1995
		(notes 4 and 5)                                	(    71,436) 	  (   18,262)

Total shareholders' equity                          	6,975,764 	    6,616,736

Commitments and subsequent events (notes 3, 6, and 8)

                                                  		$7,713,376	     7,403,850


See accompanying notes to consolidated financial statements (unaudited).


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Statements of Income
(Unaudited)

For the Three Months and For the Six Months Ended June 30, 1996 and 1995




                               	   		Three Months Ended      	Six Months Ended
			                                       June 30,	    	          June 30,
			                                   1996	    1995          	1996     	1995


Operating revenue (Note 7)    	$1,464,143	  1,255,431	  $2,754,248 	2,476,134

Operating expenses:
	Payroll and related	             591,989     563,921	   1,314,258	 1,093,533
	Selling, general and
 administrative costs             469,509	    673,034	     993,979	 1,221,546

		Total operating expenses	     1,061,498	  1,236,955	   2,308,237 	2,315,079

		Operating income	               402,645	     18,476	     446,011	   161,055

Other income:
	Interest and dividends	           75,730	     67,775	     144,266	   126,700
	Other income (loss)	              16,453	        287	      13,064	  (  3,869)

                         			       92,183	     68,062	     157,330	   122,831

		Income before Federal
         income taxes	            494,828	      86,538	    603,341	   283,886

Federal income taxes (Note 5)     168,296	      31,443	    187,818	    99,130

		Net income                 	$   326,532	      55,095	 $  415,523	   184,756


Net income per common share  	$      6.94   	$    1.17 	 $    8.83	 $    3.92








See accompanying notes to consolidated financial statements (unaudited).


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

For the Six Months Ended June 30, 1996 and 1995



                                                         	1996         	1995


Cash flows from operating activities:
	Net income                                       		$     415,523	    184,756
	Adjustments to reconcile net income to net cash
		provided by (used in ) operating activities:
			Depreciation and amortization	                          51,846	     62,720
			Deferred Federal income taxes, net	                 (   34,281)	(  143,460)
			(Gains) losses realized on sales of investment
                       securities	                      (  14,905)	     3,869
			(Gain) loss realized on sale of equipment
                    and furnishings	                        1,841	   (    595)
			Change in certain assets and liabilities:
			  Decrease in service fees receivable 	                120,725	    308,130
			  Decrease in prepaid expenses	                         99,197	     36,905
			  Increase (decrease) in prepaid Federal income tax     90,129	  ( 173,869)
			  Increase (decrease) in accounts payable	          (  120,913)	    90,551
			  Decrease in accrued expenses                    	 (   12,966)	 (  38,946)
			  Increase (decrease) in Federal income taxes
                                payable	                  147,034	  (  21,640)
			Total adjustments	                                     327,707	    123,665

				Net cash provided by operating activities	            743,230	    308,421

Cash flows from investing activities:
	Purchase of investment securities available for sale	 (1,970,661)	 (  41,306)
	Sales of investment securities available for sale	       844,672	     47,208
	Maturities of investment securities	                     200,000
	Assignment of call option                             (       60)
	Purchase of furniture, equipment and computer
                  software	                            (   52,528)	 ( 146,318)
	Sale of equipment and furnishings	 	                                     595
	Principal received, bonds	                                40,928      21,429
	Note receivable	 	                                                    18,500
	Acquisition of goodwill	 	                                        (   45,000)
	Acquisition of loan fees	 	                                       (    1,500)

				Net cash used in investing activities            	 (  937,649) (  146,392)

Cash flows from financing activities:
	Reduction of note payable                        	    (   45,000)
	Issuance of Class A common stock and membership
           rights to physicians		                                       3,934
	Repurchase of Class A common stock and membership
	  rights from physicians                              (    3,421)	 (   1,400)

			Net cash provided by (used in) financing activities	(   48,421)	     2,534

				Increase (decrease) in cash and cash equivalents	  (  242,840)    164,563

Cash and cash equivalents at beginning of period	        2,129,006	 1,934,776

Cash and cash equivalents at end of period           	$  1,886,166	 2,099,339

(Continued)


See accompanying notes to consolidated financial statements (unaudited).


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

For the Six Months Ended June 30, 1996 and 1995



                                                     	     1996	         1995


(Continued)


Supplemental disclosures of cash flow information:
	Cash paid (refunded) during the period for Federal
             income taxes                             	$(  15,246)	   438,000

Supplemental disclosure of non-cash investing activities:
	Note payable incurred for acquisition of goodwill    	$      -        45,000

Unrealized gains (losses) on securities available for sale:
	Current	                                             	$   56,838	     15,668
	Non-current	                                        	  ( 158,737)	  (102,971)

                                                  					$( 101,899) 	(  87,303)

Deferred income taxes on unrealized gains (losses)
on securities	available for sale and securities
sold under agreements to	repurchase:
		Current	                                           	$(   17,170)  (   5,327)
		Non-current	                                             53,971	     35,010

                                                 					$    36,801	     29,683

Unrealized losses on securities sold under
agreements	to repurchase:
		Current                                           		$(    6,338)	      -



















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

In June, 1996, the Company began receiving insurance premium revenue through the operations of its wholly owned subsidiary, First Choice Health Plan, Inc.

(b)	Principles of Consolidation

The consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiary, First Choice Health Plan, Inc., a health care services contractor which was formed on January 31, 1995. All significant inter-company balances have been eliminated in consolidation.

	(c)	Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 1996 and December 31, 1995, cash equivalents consist of money market funds amounting to $303,781 and $100,764, and cash management funds of $1,311,572 and $1,880,210, respectively.

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
earnings and recognized as a separate component of shareholders' equity. Declines in the fair values of investment securities available for sale determined to be other than temporary are recognized as a component of net income.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(Continued)

FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



	(i)	Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $1,025 and $27,059 for the six months ended June 30, 1996 and 1995, respectively.

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

The Board of Directors may declare and pay dividends on one or more classes of common stock at such times and in such amounts as it designates, but in no event may dividends be paid while there is an outstanding obligation to repurchase shares. Dividends are allocated among shareholders of each class of stock according to the number of shares outstanding to each Class A or B shareholder. Any dividends paid to the Class B shareholders must be shared with the non-shareholder district hospitals that have rights equivalent to that of the Class B shareholders.

	(e)	Liquidation Rights

Upon liquidation or dissolution, the Board of Directors, at its discretion, will allocate the value of assets among the classes of its outstanding stock in proportion to the capital contributions of shareholders of each class. For these purposes, the contributions by the non-shareholder district hospitals that have rights equivalent to that of the Class B shareholders and the membership fees paid by Class A shareholders are considered capital contributions. The allocation to Class A shareholders will be shared among all Class A shareholders in accordance with the number of shares outstanding to each Class A shareholder. The allocation to the Class B shareholders must be shared with the non-shareholder hospitals that have rights equivalent to that of Class B shareholders.







(Continued)


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



	(f)	Paid-in Capital from Affiliates

District hospitals are not shareholders of the Company, but have contractual agreements with the Company that provide for certain rights and obligations equivalent, but not identical, to those of Class B shareholders, including liquidation and dividend rights. The capital contributions of the nonshareholders are recorded as paid-in-capital from affiliates. These contractual agreements are considered to be common share equivalents for purposes of calculating net income per common share.

	(g)	Net Income Per Common Share

The weighted average number of common share and common share equivalents used in computing net income per common share amounted to 47,068 and 47,094 for the six months ended June 30, 1996 and 1995, respectively.

(3)	Line of Credit

At June 30, 1996 and December 31, 1995, the Company had a $300,000 line of credit, expiring on June 3, 1997. Borrowings under the line bear interest at the prime rate plus 1%. There were no borrowings outstanding under the line of credit at June 30, 1996 or December 31, 1995.

(4)	Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities at June 30, 1996 are as follows:

	                                              	Gross      	Gross
                                     Amortized 	unrealized 	unrealized 	Fair
                                    	cost      	gains      	losses     	value

Marketable equity securities     	$  619,267	   89,742	    34,505	    674,504
Mortgage and asset-backed
  securities 	                     1,956,162	    3,368   	160,141	  1,799,389
Corporate debt securities	         1,588,369	    2,515	     2,878 	 1,588,006
Securities sold under
  agreements to repurchase	      (     9,525)	   2,600	     8,938  (   15,863)

                                 	$4,154,273	   98,225   	206,462	  4,046,036

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


The amortized cost and fair values of mortgage and asset-backed securities and corporate debt securities at June 30, 1996, based on contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             		Amortized cost   	Fair value

Due in one year or less                          	$1,437,250     	1,432,591
Due after one year and through five years	           202,269    	   200,305
Due after five years and through ten years	           81,569   	     81,948
Due after ten years	                               1,823,443     	1,672,551

                                                		$3,544,531     	3,387,395

During the six months ended June 30, 1996 and 1995, the Company realized gains and losses on investment securities available for sale, as follows:

                                  		                 Six Months Ended
                                           	 	June 30, 1996  	June 30, 1995

Gross proceeds                                  	$ 844,672       	$ 47,208
Gross realized gains	                               21,482	          4,976
Gross realized losses	                           (   6,577)	      (  8,845)


(Continued)

FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



(5)	Income Taxes

	Federal income taxes consist of the following components:

                   						    Three months ended
					                      	June 30,   	June 30,
					                       	1996       	1995

		Current              			$ 222,099	    242,590
		Deferred 		          	  (  34,281)  	(143,460)

                     					$ 187,818	     99,130

In 1995, the Company filed amended corporate tax returns to recharacterize certain equity payments, and received tax refunds of $16,868, including interest of $1,622 in 1996, and $233,634, including interest of $18,920 in 1995, related to these filings.

Federal income taxes differ from the amount computed by applying the "expected" U.S. corporate income tax rate to income before Federal income taxes for the six months ended June 30, as follows:


                             				         1996 		           1995
			                                	Amount   Percent   	Amount   Percent

	Computed "expected" rate       	$  205,136 	 34.0%	   $  96,521	 34.0%
	Tax effect of permanent differences:
		Dividend income received from
			domestic corporations	        (    2,889) 	(  .5)
		Adjustment to prior year tax
			returns	                      (   15,246) 	( 2.5)
		Other	                              3,689	    . 6	       2,970 	  1.0
	Tax effect of timing differences (   2,872)	 (   5)	  (     361)	   .1

                              				$ 187,818  	 31.1%	     99,130	  34.9%

Continued)


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)


The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax asset and deferred tax liabilities at June 30, 1996 and December 31, 1995 are presented below:

                                         				June 30,     December 31,
				                                           1996      	  1995
	Deferred tax assets:
		Accounts payable and accrued expenses     	$ 96,541     	$141,810
		Unrealized loss on investment securities	    36,801	        9,407

			Total deferred tax assets                	 133,342    	  151,217

	Deferred tax liabilities:
		Service fees receivable                   	 334,369   	   375,416
		Prepaid expenses                         	   28,313	       62,039
		Furniture, equipment and computer software	  20,498	       25,059
		Other 		                                      -      	        216

			Total gross deferred tax liabilities 	     383,180	      462,730

			Deferred Federal income taxes, net       	$249,838     	$311,513

There was no valuation allowance for deferred tax assets as of June 30, 1996 and December 31, 1995. However, deferred tax assets as of June 30, 1996 and December 31, 1995 include $36,801 and $9,407, respectively, of potential tax benefit if securities were to be disposed of at their current market value. The Federal tax law limits the deductibility of capital losses (permitted only to the extent of recognized gains), with a limited carryback of three years to offset prior recognized gains, and a limited carryforward of five years to offset future recognized gains. Although management does not currently intend to dispose of these assets, the Company's ability to obtain tax benefit from a disposition of this type is uncertain.









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

On May 31, 1995, the Company entered into a software licensing agreement with Value Health Science, Inc. (VHS). The initial license term begins on the day VHS successfully installs the related software, and ends three years later. The license term will automatically renew for one more year at the third anniversary of the commencement date and each anniversary thereafter. The agreement calls for a $30,000 one-time customization fee and a $30,000 start-up fee. On an ongoing basis, the agreement calls for miimum monthly fees plus claims procesing fees and out-of-pocket costs with respect to storage and processing. The current monthly fee, as of June 30, 1996, was $3,125. The maximum annual license fee shall not exceed $300,000. The total amount paid for the six months ended June 30, 1996 and 1995 related to this agreement was $18,750 and $0.00, respectively.

	(b)	Consulting Agreement

On October 20, 1995, the company entered into a consulting agreement with Olympic Health Management System, Inc. to develop and implement a Medicare supplement product. The agreement may be terminated without cause at any time by the Company. The agreement calls for a minimum monthly fee of $11,000 through the sooner of the completion of certain phases or for the first six months this agreement is in effect. Total fees related to this agreement amounted to $51,359 and $0.00 for the six months ended June 30, 1996 and 1995, respectively.




(Continued)


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



	(c)	Leases

The Company leases its office facilities under terms of an operating lease expiring in September, 1999. The lease provides for monthly minimum rent payments and includes a renewal option for an additional five years.

Rental expense charged to operations under the operating lease for the six months ended June 30, 1996 and 1995 was $72,336 and $68,557, respectively.

Future minimum lease payments under the operating lease for the years ended December 31 are as follows:

		1996		$  69,102
		1997		  138,204
		1998		  138,204
		1999	    96,358

     				$441,868

(7)	Related Party Transactions

	(a)	Note Receivable

At December 31, 1994, the Company had an $18,500 note receivable from an officer of the Company. The note bore interest at 4.5% and was paid in full in February, 1995.

	(b)	Operating Revenue and Service Fees Receivable

Operating revenue includes approximately $523,301 and $491,067 for administrative service fees charged to owner and affiliated hospitals and network access fees charged to owner and affiliated hospitals through third-party administrators for the six months ended June 30, 1996 and 1995, respectively.







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

On December 31, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Values of Financial Instruments, as modified by SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. SFAS No. 107 requires disclosures of fair value for financial instruments, whether or not they are included in the balance sheet, for which it is practicable to estimate fair value. SFAS No. 119 requires disclosures about amount, nature and terms of dervative financialinstruments.

The Company's financial instruments, included in the June 30, 1996 and December 31, 1995 balance sheet, consist of investment securities available for sale. The fair value of the investment securities is based upon quoted market prices (Note 4).

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

The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan
(Plan) covering substantially all employees that are not already covered by a collective bargaining agreement. Under the Plan, employees can defer up to 12% of the eligible compensation. The Company matches 50% of the employee contribution, up to 6% of the participant's eligible salary. The Company also has the option to make an additional profit sharing contribution to the Plan. Employer contributions to the Plan for the six months ended June 30,1996 and 1995 amounted to $22,034 and $17,756, respectively.

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

(12)	Subsequent Events

In July, 1996, the Company entered into a participation agreement with a hospital which calls for an affiliation fee in the approximate amount of $931,000.













Item 2

	Management's Discussion and Analysis
 or Plan of Operation

The following discussion and analysis should be read in conjunction with
the	financial statements and notes thereto included in this quarterly report and with the Company's 1995 Annual Statement on Form 10-KSB.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Operating revenue increased 16.7% to approximately $1.46 million in the second quarter of 1996, from approximately $1.26 million during the same quarter of 1995, primarily as a result of an increase in the number of subscribers (or members) and their dependents (collectively, "Covered Persons") utilizing the Company's network of physicians, hospitals or other health care providers ("PPO"), and an increase in rates to renewing groups.

Total operating expenses decreased 14.2% to approximately $1.06 million in the second quarter of 1996, from approximately $1.24 million in the same quarter of 1995. This change is primarily due to decreased expenditures brought about by the reassessment of advertising and promotional goals; in consulting by the completion of certain specialized computer programming projects in connection with the Company's systems upgrade; and in legal due to the costs associated with proxy items brought to a vote of the shareholders which occurred in 1995. Expenses are expected to increase in the third and fourth quarters of 1996 with the introduction of products through the Company's subsidiary 'First Choice Health Plan, Inc.'

Payroll and related expenses increased 5% to $591,989 in the second quarter of 1996, from $563,921 in the same quarter of 1995. This slight change is primarily due to the re-evaluation of staffing and duties when certain positions were vacated in the second quarter. Payroll and related expenses decreased to 40.4% of operating revenue for the three-month period ending June 30, 1996, compared to 45% of operating revenue in the same period of 1995.

Selling, general and administrative costs decreased 30.3% to $469,509 in the second quarter of 1996, from $673,034 in same quarter of 1995. This is primarily due to decreases in the following: advertising - through a reassessment of marketing strategies,; in legal - for bylaw changes by proxy made in second quarter 1995 but not in 1996; in travel and entertainment due to a reduction in business trips; and in supplies. Increases in software licensing fees, insurance, depreciation, and subscriptions and memberships were all due to increased business activity.






Other income increased 35.5% to $92,183 in the second quarter of 1996, from $68,062 during the same quarter in 1995, primarily due an increase in cash available for investment.

Income taxes increased 435% to $168,296 in the second quarter of 1996, from $31,443 during the same quarter in 1995, primarily due to the increase in income before federal income taxes.



Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995


Operating revenue increased 11.2% to approximately $2.75 million in the first six months of 1996, from approximately $2.48 million during the same period of 1995, primarily as a result of an increase in the number of subscribers (or members) and their dependents (collectively, "Covered Persons") utilizing the Company's network of physicians, hospitals or other health care providers ("PPO"), and an increase in rates to renewing groups.

Total operating expenses decreased 3% to approximately $2.3 million in the first six months of 1996, from approximately $2.32 million in the same period of 1995. This is primarily due to changes in advertising and promotion, legal and accounting, and consulting. A comparatively equal increase in payroll and related expenses account for the negligible decrease between the two periods. It is anticipated that expenses in the last six months of 1996 will increase due to the introduction of new product(s) through the licensure of the Company's subsidiary 'First Choice Health Plan, Inc.' The release dates for these products is dependent upon approval of rates from the Washington state Office of Insurance Commissioner.

Payroll and related expenses increased 20.2% to approximately $1.3 million in the first six months of 1996, from approximately $1.1 million in the same period of 1995. This change is primarily due to staffing required for the anticipated introduction of products under the licensure for FCHP; the expansion of technical support for data systems, placement of a full time medical director and increased costs for employee benefits. Payroll and related expenses increased to 47.8% of operating revenue for the six-month period ending June 30, 1996, compared to 44.2% of operating revenue in the same period of 1995.

Selling, general and administrative costs decreased 18.7% to approximately $1 million in the first six months ending June 30, 1996, from approximately $1.22 million in same period of 1995. This is primarily due to decreases in advertising - through a reassessment of marketing strategies; in travel and entertainment due to a reduction in business trips; and in supplies. By-law changes made in 1995 but not in 1996 are the primary reason for the decrease in legal expenses in 1996. Increases in insurance an insurance and depreciation were due to increased business activity.










Other income increased 28.1% to $157,330 in the first six months ending June 30, 1996, from $122,831 during the same period in 1995, primarily due an increase in cash available for investment.

Income taxes increased 89.5% to $187,818 in the first six months ending June 30, 1996, from $99,130 during the same period in 1995, primarily due to the increase in income before federal income taxes.


Liquidity and Capital Resources


The Company has a $300,000 line of credit from Seafirst Bank. On June 1, 1996, this line of credit was renewed for a one-year period ending June 1, 1997. At June 30, 1996, there were no borrowings outstanding under the line.

At June 30, 1996, the Company had cash, cash equivalents and investment securities at fair market value of approximately $5.9 million compared to approximately $5.5 million at March 31, 1996, approximately $5.3 million at December 31, 1995, and approximately $4.4 million at June 30, 1995.

Net cash provided by operating activities during the first six months ended June 30, 1996 was $743,230, compared to $308,421 for the same period in 1995, due primarily to decreases in service fees receivable, and in prepaid expenses and in accounts payable. A concerted effort to reduce the service fee receivable accounts for the increase in cash in the first six months of 1996.

Net cash used in investing activities during the first six months ended
June 30, 1996, was $937,649 compared to $146,392 used during the same period in 1995. The use of cash in the first six months of 1996 was due primarily to the purchase of investment securities.

Net cash used by financing activities during the first six months ended
June 30, 1996 was $48,421 compared to $2,534 provided in the same 1995 period. The reduction in cash from financing activities is due to the payment, in February 1996, of the note held by Pacific Health Systems, Inc. for the purchase of First Choice Dental System, Inc.

On February 1, 1995, the Company purchased all of the issued and outstanding stock of a dental PPO for $90,000, $45,000 of which was paid at the closing and the $45,000 balance of which is payable on February 1, 1996. Under the related purchase agreement, First Choice is required to make additional contingent purchase-price payments equal to 50% of the dental PPO's net income in excess of $295,000 for each of the calendar years 1995 and 1996, with aggregate additional purchase price payments not to exceed $260,000. The additional aggregate purchase-price, due in January 1996 for 1995, will not be owed because net income projections were not realized.







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

The Company signed contracts for software development on March 21, 1994, commenced implementation thereof, and have obtained necessary programming assistance and additional hardware. Portions of the new system have been installed on a pilot test basis and the Company expects to have fully operational systems in place by early Fall, 1996.

Subsequent to the end of the second quarter, the Company entered into a 'Subscription Agreement' with Swedish Medical Center, a Washington non-profit corporation, to acquire Fifty-Eight Hundred (5,800) shares of Class B common stock of 'First Choice Health Network, Inc.' Under the terms of the agreement Swedish acknowledges that full disclosure has been made and that they are capable of evaluating the merits and risks of and investment in the Company. They further agreed to pay $931,484 for the 5,800 shares, valued at approximately $160.60 per share. This sales has been reported to the Washington State Department of Financial Institutions, Securities Division.

In May of 1996 the Company's subsidiary, First Choice Health Plan, Inc., introduced into the market place a Medicare Supplement program in conjunction with two of its owner hospitals, Northwest Hospital and Valley Medical Center. By the quarter ending June 30, 1996 there were 23 policies in force and collected premiums of $2,221. The Company has contracted with Olympic Health Management Systems to act as the plan administrator. Their primary responsibilities are to maintain a adequate sales force legally licensed in Washington State, premium billing and collection, claims processing and payment, and financial reporting to all applicable parties including the appropriate reports necessary for compliance with the Office of Insurance Commissioner of the State of Washington.










Part II  -  Other Information


	Item 1		Legal Proceedings

			Not applicable.


	Item 2		Changes in Securities

			Not applicable.


	Item 3		Defaults Upon Senior Securities

			Not applicable.


	Item 4		Submission of Matters to a Vote of Security Holders

	At the Annual Meeting of Shareholders of the First Choice Health Network, Inc. held on June 27, 1996, nominees* for three positions on the Board of Directors were put to a vote of the shareholders.

	The following Directors were elected to a three year term to expire in 1999:


                               			For  	Against		Abstain		Total
Class A: Richard Lipsky           	353    	11	     	0	     	364
Class B: Phil Haas                	337    	26     		1     		364
Class C: Paul Elliott             	352    	11     		1      	364
	(one write-in candidate vote was submitted.

* The nominees held the respective directors positions to which they were re-elected.


Item 5 	Other Information

 At the June 27, 1996 Board of Directors meeting Gary Gannaway, President and
CEO, requested that the Board set 	and approve the number of First Choice
Vice Presidents at seven.  The motion was made, seconded and UNANIMOUSLY
APPROVED.

 Mr. Gannaway introduced Mr. David Peel as Vice President ofProduct
Development and Underwriting.  Mr. Peel's duties willinclude OIC compliance,
underwriting and product 	development.  Mr. Peel started on July 1, 1996.



Item 6	 Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			10.19   	Copy of Subscription Agreement dated
          		July 16 , 1996, with Swedish Medical Center.

	10.20     	Copy of Product Line Management Agreement
          		dated April 22, 1996, with Olympic Health
          		Management Systems, Inc.

	10.20a  	  Copy of Administrative Agreement dated
          		April 22,  1996, with Olympic Health
          		Management Systems, Inc.

	10.20b    	Copy of Supervising Agent Addendum to
          		Independent Agent Agreement dated
	          	April 22,  1996, with Olympic Health
	          	Management Services, Inc.

	10.20c	    Copy of Independent Agent Agreement
         	 	dated May 7,  1996, with Olympic Health
	          	Management Services, Inc.

	10.20d    	Copy of Schedule of Commissions and Service
          		Fees dated April 22, 1996, with Olympic Health Management Services, Inc.

		(b)	Reports on Form 8-K

			Filed - July 24, 1996

	Item 5

	On July 16, 1996, the Registrant and Swedish Medical Center, 	Seattle, a
Washington non-profit corporation, signed a 'Subscription 	Agreement.'  This
document states that Fifty-Eight Hundred (5,800)	shares of the registrant's
Class B common stock will be acquired by 	Swedish Medical Center, pursuant to
the terms set forth in the 	agreement.

	In consideration for such stock, Swedish paid a total of $931,484., approximately $160.60 per share.

	Report of this sale has been duly filed with the Washington State Department of Financial Institutions, Securities Division.











SIGNATURES


	In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST CHOICE HEALTH NETWORK, INC.

Date:	  August 15, 1996







By:		/ s /Randolph R. Barker
Randolph R. Barker
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)