Form 10QSB
period 1996-09-30
FIRST CHOICE HEALTH NETWORK INC
filed 1996-11-18
CIK 922622

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

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on November 10, 1996 was 656 shares and 34,800 shares, respectively.

Transitional Small Business Disclosure Format ( check one ):

Yes   ______		No   __X__

Page 1 of 25 Pages




			FIRST CHOICE HEALTH NETWORK, INC.
			INDEX TO FORM 10-Q
		Page
Part I     	Financial Information

	           Item I		Financial Statements

			Consolidated Balance Sheets
			at September 30, 1996 and
			December 31, 1995  . . . . . . . . . . . . . . . . . . . . 		 3

			Consolidated Statements of Operations
			for the Three and Nine Months Ended
			September 30, 1996 and 1995 . . . . . . . . . . . . . . . . 	 5

			Consolidated Statements of Cash Flows
			for the Nine Months Ended
			September 30, 1996 and 1995. . . . . . . . . . . . . . . . 	 6

			Notes to Consolidated
			Financial Statements . . . . . . . . . . . . . . . . . . . 		 8

   Item 2 	Management's Discussion and Analysis
		        	or Plan of Operation . . . . . . . . . . . . . . . 		19


Part II    	Other Information

	            Item 1		Legal Proceedings . . . . . . . . . . . . . . . 	23

	            Item 2		Changes in Securities . . . . . . . . . . . . . 	23

	            Item 3		Defaults Upon Senior Securities . . . . . . . . 	23

	            Item 4		Submission of Matters to a
                  			Vote of Security Holders . . . . . . . . . . .  	23

	            Item 5		Other Information . . . . . . . . . . . . . . . 	24

	            Item 6		Exhibits and Reports on Form 8-K . . . . . . . . 	24

			Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 	25




FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Balance Sheets
(Unaudited)
September 30, 1996 and December 31, 1995

                                           							September 30,	December 31,
                  Assets			  		                    1996     	         1995
                                              		(Unaudited)


Current assets:
	Cash and cash equivalents				                     $2,465,937	    2,129,006
	Service fees receivable, net of allowance for
	  doubtful accounts of $96,187 in 1996 and 1995	     939,430	    1,104,164
 	Investment securities
	  available for sale (note 4)		                 	  2,111,135	    1,276,783
	Federal income tax receivable			                      29,495        90,129
	Prepaid expenses					                                202,397	      182,469
	Other assets					                                     15,000	       15,625

		Total current assets		                         	  5,763,394 	   4,798,176


Furniture, equipment and computer software:
	Furniture and equipment				                         902,154        813,663
	Computer software				                               149,558 	      149,558
	License fees (note 6)				                           193,812	       191,876

                                         							   1,245,524	     1,155,097

	Less accumulated depreciation and amortization	     668,724        574,377

Net furniture, equipment and
  computer software					                             576,800        580,720


Investment securities available for sale
	(note 4)						                                    2,430,265	     1,940,454
Deferred Federal income taxes, net (note 5)	 		       27,664	        -
Goodwill, net of accumulated amortization of
    $10,000 (1996)  and $5,500 (1995)  (note 1) 	     80,000         84,500



	                                           						$8,878,123	     7,403,850


	See accompanying notes to consolidated financial statements (unaudited).



FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Balance Sheets
(Unaudited)
September 30, 1996 and December 31, 1995

                                         							September 30,  	December 31
        Liabilities and Shareholders' Equity			    1996     	       1995
                                               	(unaudited)


Current liabilities:
	Note payable	                            				$       -    	         45,000
	Accounts payable				                               210,122 	       206,606
	Accrued expenses				                               201,990	        212,420
	Claim expenses, net of reserves of
	  $282 (1996)  and $0 (1995)			                      5,986            -
	Unearned premiums				                                7,515	           -
	Deferred Federal income taxes, net (note 5)  		    270,199	        286,451
	Other liabilities					                              13,600	         11,575

       		Total current liabilities		           	    709,412 	       762,052

Deferred Federal income taxes, net (note 5)			         -             25,062

       		Total liabilities	                  			    709,412	        787,114

Shareholders' equity (note 2):
	Common stock:
		Class A, par value $1. Authorized 30,000
			shares; issued and outstanding 656 shares
			in 1996 and 676 shares in 1995	                     656	             676
		Class B, par value $1. Authorized 70,000
			shares; issued and outstanding 34,800 shares
			in 1996 and 29,000 in 1995	                       34,800          29,000
	Additional paid-in capital			                 	  3,552,217	      2,630,268
	Paid-in capital from affiliates	             		  1,472,108	      1,472,108
	Retained earnings				                            3,168,510	      2,502,946
	Net unrealized loss on investment securities
		available for sale, net of deferred taxes
		of $30,693 in 1996 and $9,407 in 1995
		(notes 4 and 5			)	                            (   59,580) 	 (     18,262)

      Total shareholders' equity			            	  8,168,711	      6,616,736

Commitments and subsequent events (notes 3, 6, and 8)

                                          							$8,878,123	     7,403,850


	See accompanying notes to consolidated financial statements (unaudited).


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Statements of Income
(Unaudited)

For the Three Months and For the Nine Months Ended September 30, 1996 and 1995




                              			Three Months Ended  	Nine Months Ended
			                                 September 30,	       September 30,
			                               1996  	   1995      	1996      	1995


Operating revenue (Note 7)   	$1,555,107	  1,299,430  	$4,309,355  	3,775,564
	Less: incurred claims	        (    7,084)	    -           (7,084)	     -

		Gross profit	                1,548,023	  1,299,430	   4,302,271  	3,775,564


Operating expenses:
	Payroll and related	           608,667 	    536,136	   1,922,925  	1,629,669
	Selling, general and     	     590,667	     519,486	   1,584,646  	1,741,032
	administrative costs

	Total operating expenses	    1,199,334	   1,055,622	   3,507,571  	3,370,701

	Operating income	              348,689	     243,808	     794,700	    404,863

Other income:
	Interest and dividends	         74,573	      59,857	     218,839	    186,557
	Other income (loss)	        (    3,004)	       775	       10,060	   (  3,094)

                       			       71,569	      60,632 	    228,899     183,463

Income before Federal		         420,258		    304,440	   1,023,599	    588,326
income taxes

Federal income taxes (Note 5)	   170,217	     98,598	     358,035	    197,728

		Net income               	$    250,041	    205,842 	$   665,564	    390,598


Net income per common share	$       5.10  	$    4.37 	$     13.58        8.29



See accompanying notes to consolidated financial statements (unaudited).




FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 1996 and 1995



                                           								     1996		     1995


Cash flows from operating activities:
	Net income		                                 				$     665,564	     390,598
	Adjustments to reconcile net income to net cash
	     provided by operating activities:
		Depreciation and amortization			                      73,842	       93,643
		Deferred Federal income taxes, net			           (     47,692) 	 (  184,929)
		(Gains) losses realized on sales of
		      investment securities				                   (   11,901)	       3,094
		Losses realized on sale of
		     equipment and furnishings			                      1,841 	         804
		Change in certain assets and liabilities:
		    Decrease in service fees receivable 	   	        164,734	      520,575
		    (Increase) decrease in prepaid expenses		   (     19,928)	       9,831
		    Increase (decrease) in prepaid Federal
		     income tax 					                                 60,634	  (    31,184)
			  Increase (decrease) in accounts payable	     (     10,068)	      37,690
			  Decrease in accrued expenses		               (     10,594)	 (    45,136)
			  Increase in claim expenses		                        5,986
			  Increase in unearned premiums		                     7,515
			  Decrease in Federal income taxes payable	             -     (    21,578)
			Total adjustments			                                214,369       382,810

			Net cash provided by operating activities	          879,933	      773,408

Cash flows from investing activities:
	Purchase of investment securities available
       for sale		                                (  5,025,409)	   (  758,222)
	Sales of investment securities available
       for sale		                                   1,002,018         71,475
	Maturities of investment securities	               2,600,000
	Purchase of furniture, equipment and computer
     software	                                   (     91,301 )  	(  193,684)
	Sale of equipment and furnishings					 	                                595
	Principal received, bonds					                         89,121        48,616
	Note receivable							 	                               18,500
	Acquisition of goodwill						                                  	 (   45,000)
	Assignment of call option					                  (          60)

			Net cash used in investing activities         (    1,425,631) 	 (  857,720)

Cash flows from financing activities:
	Payment of note payable					                     (      45,000)
	Issuance of Class A common stock and membership
	    rights to physicians							                                        3,934
	Issuance of Class B common stock and membership
	    rights to hospitals					                           931,484
	Repurchase of Class A common stock and membership
	  rights from physicians				                     (       3,855)	 (    2,500)

		Net cash provided by financing activities	            882,629        1,434

		Increase (decrease) in cash and cash equivalents	     336,931 	 (   82,878)

Cash and cash equivalents at beginning of period			   2,129,006 	  1,934,776

Cash and cash equivalents at end of period		     		$  2,465,937	   1,851,898

(Continued)


See accompanying notes to consolidated financial statements (unaudited).


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 1996 and 1995



                                                									     1996	     1995


(Continued)

Supplemental disclosures of cash flow information:
	Cash paid during the period for Federal income taxes,
	   net of refunds                                     	$  345,093	   435,204

Supplemental disclosure of noncash investing activities:
	Note payable incurred for acquisition of goodwill    		$      -       45,000

	Unrealized gains (losses) on securities available for sale:
		Current					                                         	$   56,607	    30,567
		Noncurrent				                                       	 ( 139,955)  ( 90,546)

                                              								$(   83,348)	(   59,979)

	Unrealized losses on securities sold under agreements
	   to repurchase:				                           	    	$(   6,925)	       -


	Deferred income taxes on unrealized gains (losses) on securities
	   available for sale and securities sold under agreements to repurchase:
		Current					                                       	$(  16,892)	 (   10,393)
		Noncurrent					                                         47,585	      30,786

                                             								$    30,693	      20,393


























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

	The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 1996 and December 31, 1995, cash equivalents consist of money market funds amounting to $109,468 and $100,764, and cash management funds of $2,033,574 and $1,880,210, respectively.

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

	The Company expenses advertising costs as incurred. Advertising expense amounted to $1,675 and $27,159 for the nine months ended September 30, 1996 and 1995, respectively.

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

	The weighted average number of common share and common share equivalents used in computing net income per common share amounted to 48,998 and 47,090 for the nine months ended September 30, 1996 and 1995, respectively.

(3)	Line of Credit

	At September 30, 1996 and December 31, 1995, the Company had a $300,000 line of credit, expiring on June 3, 1997. Borrowings under the line bear interest at the prime rate plus 1%. There were no borrowings outstanding under the line of credit at September 30, 1996 or December 31, 1995.

(4)	Investment Securities

	The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities at September 30, 1996 are as follows:

                                              		Gross 	    	Gross
                                   		Amortized 	unrealized 	unrealized 	Fair
	                                   	cost 	    	gains 	    	losses 	   	value

Marketable equity securities      	$   576,905	 88,360	 	   23,502 	 	641,763
Mortgage and asset-backed
  securities 			                     1,907,603	    623	   	146,213		 1,762,013
Corporate debt securities		          2,140,24      539	 	    3,155		 2,137,624
Securities sold under
  agreements to repurchase	        (    6,675)	  1,925		     8,850		(  13,600)

                                			$4,618,073	  91,447	   	181,720		 4,527,800

(Continued)



FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



	The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at December 31, 1995 are as follows:

                                         					Gross     		Gross
		                               		Amortized 	unrealized 	unrealized 	Fair
			                               	cost 	    	gains     		losses    		value

Marketable equity securities 	$   545,101   	59,911		     31,134		   573,878
Mortgage and asset-backed
  securities                  	 1,997,823	    7,063	   	  64,432 		1,940,454
Corporate debt securities	   	    701,982	      923		        -  		   702,905

                           			$ 3,244,906   	67,897		     95,566 		3,217,237


	The amortized cost and fair values of mortgage and asset-backed securities and corporate debt securities at September 30, 1996, based on contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                         						Amortized cost		Fair value

Due in one year or less		                    		$1,477,623	    	1,469,372
Due after one year and through five years		       702,147		      701,599
Due after five years and through ten years		       71,945		       72,568
Due after ten years			                       	  1,796,128    		1,656,098

                                         						$4,047,843	    	3,899,637

During the nine months ended September 30, 1996 and 1995, the Company realized gains and losses on investment securities available for sale, as follows:

      						                                Nine Months Ended
				                          		September 30, 1996  September 30, 1995

Gross proceeds				             	$ 3,602,018	        	$ 71,475
Gross realized gains				             43,070	      	     8,205
Gross realized losses		    		  (     31,170)		        (11,299)


(Continued)



FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



(5)	Income Taxes

	Federal income taxes consist of the following components:

                                      Nine months ended
				                               		Sept. 30, 	Sept. 30,
					                                 	1996      	1995

		Current 		                       		$ 405,727 	  382,657
		Deferred                      			  (  47,692) 	(184,929)

                               						$ 358,035	   197,728

	In 1995, the Company filed amended corporate tax returns to recharacterize certain equity payments, and received tax refunds of $16,868, including interest of $1,622 in 1996, and $233,634, including interest of $18,920 in 1995, related to these filings.

	Federal income taxes differ from the amount computed by applying the "expected" U.S. corporate income tax rate to income before Federal income taxes for the nine months ended September 30, as follows:


                              				         1996 		              1995
				                              		Amount      Percent   	Amount      Percent

	Computed "expected" rate      		$  348,024      34.0%  	$ 200,031      34.0%
	Tax effect of permanent differences:
	Dividend income received from
			domestic corporations	        (    4,112)   (   .4)
		Adjustment to prior year tax
			returns			                    (   15,246)   (  1.5)
		Other			 	                          5,072       . 5		      2,675         .4
	Tax effect of timing differences		  24,297       2.4		    ( 4,978)     (  .8)

                            						$ 358,035      35.0%	    197,728       33.6%




(Continued)



FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)


	The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax asset and deferred tax liabilities at September 30, 1996 and December 31, 1995 are presented below:

                                       							September 30,   December 31,
							                                          1996      	      1995
	Deferred tax assets:
		Accounts payable and accrued expenses       $ 134,914      	$ 141,810
		Unrealized loss on investment securities	      30,693	          9,407

			Total deferred tax assets                 	  165,607	        151,217

	Deferred tax liabilities:
		Service fees receivable                   	   319,406	        375,416
		Prepaid expenses                               19,921	         62,039
		Furniture, equipment and accumulated
		   depreciation				                            68,815	         25,059
		Other 					                                      -     		         216

		   Total gross deferred tax liabilities 	     408,142	        462,730

		   Deferred Federal income taxes, net      	$ 242,535	      $ 311,513

	There was no valuation allowance for deferred tax assets as of September 30, 1996 and December 31, 1995. However, deferred tax assets as of September 30, 1996 and December 31, 1995 include $30,693 and $9,407, respectively, of potential tax benefit if securities were to be disposed of at their current market value. The Federal tax law limits the deductibility of capital losses (permitted only to the extent of recognized gains), with a limited carryback of three years to offset prior recognized gains, and a limited carryforward of five years to offset future recognized gains. Although management does not currently intend to dispose of these assets, the Company's ability to obtain tax benefit from a disposition of this type is uncertain.








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

	On May 31, 1995, the Company entered into a software licensing agreement with Value Health Science, Inc. (VHS). The initial license term begins on the day VHS successfully installs the related software, and ends three years later. The license term will automatically renew for one more year at the third anniversary of the commencement date and each anniversary thereafter. The agreement calls for a $30,000 one-time customization fee and a $30,000 start-up fee. On an ongoing basis, the agreement calls for minimum monthly fees plus claim processing fees and out-of-pocket costs with respect to storage and processing. The current monthly fee, as of September 30, 1996, was $4,167. The maximum annual license fee shall not exceed $300,000. The total amount paid for the nine months ended September 30, 1996 and 1995 related to this agreement was $31,253 and $8,334, respectively.

		(iii)	HPR Software License

	On June 26, 1996, the Company entered into a software license agreement with HPR, Inc., for the use of the software application developed and owned by HPR, Inc. The agreement calls for an implementation fee of $7,500 and an initial license fee of $66,000, which expires on January 31, 1996, with an option to renew for an additional seventeen months for a fee of $46,750. The agreement also provides the Company options to license other products prior to August 1, 1997, with payment of specified license fees.




(Continued)



FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



	(b)	Agreements

	On October 20, 1995, the company entered into a consulting agreement with Olympic Health Management System, Inc. to develop and implement a Medicare supplement product. The agreement may be terminated without cause at any time by the Company. The agreement calls for a minimum monthly fee of $11,000 through the sooner of the completion of certain phases or for the first six months this agreement is in effect. Total fees related to this agreement amounted to $45,736 for the nine months ended September 30, 1996.

	On April 22, 1996, the Company entered into a product line management agreement with Olympic Health Management, Inc. to implement a Medicare Supplement product. The agreement may be terminated, without cause, by either party with written notice of not less than ninety days. The agreement calls for a monthly fee of $2,500, plus reimbursed expenses. Total fees related to this agreement amounted to $13,358 for the nine months ended
September 30, 1996.

	On April 22, 1996, the Company's subsidiary entered into an administrative agreement with Olympic Health Management, Inc. to utilize their services as a third party administrator. The initial term is for twelve months and shall continue from year-to-year unless terminated. The agreement calls for a monthly fee equal to 12% of earned premiums. Total fees related to this agreement for the nine months ended September 30, 1996 amounted to $1,211.

	On May 7, 1996, the Company's subsidiary entered into an independent agent agreement with Olympic Health Management, Inc. The agreement may be terminated without cause, at any time, by either party. The agreement calls for a monthly fee equal to 8% of premiums paid. Total fees related to this agreement for the nine months ended September 30, 1996 amounted to $750.


	(c)	Leases

	The Company leases its office facilities under terms of an operating lease expiring in September, 1999. The lease provides for monthly minimum rent payments and includes a renewal option for an additional five years.



(Continued)



FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



	(c)	Leases (Continued)

	Rental expense charged to operations under the operating lease for the nine months ended September 30, 1996 and 1995 was $107,594 and $104,583, respectively.

	Future minimum lease payments under the operating lease for the years ended
December 31 are as follows:

		1996 		$  34,551
		1997	 	  138,204
		1998		   138,204
		1999		    96,358

      				$407,317

(7)	Related Party Transactions

	(a)	Note Receivable

	At December 31, 1994, the Company had an $18,500 note receivable from an officer of the Company. The note bore interest at 4.5% and was paid in full in February, 1995.

	(b)	Operating Revenue and Service Fees Receivable

	Operating revenue includes approximately $767,990 and $798,025 for administrative service fees charged to owner and affiliated hospitals and network access fees charged to owner and affiliated hospitals through third-party administrators for the nine months ended September 30, 1996 and 1995, respectively.

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



FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)




(8)	Acquisition (Continued)

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

	The Company's financial instruments, included in the September 30, 1996 and
December 31, 1995 balance sheet, consist of investment securities available for sale. The fair value of the investment securities is based upon quoted market prices (Note 4).

	The Company has invested in derivative financial instruments held for nontrading purposes that are subject to off-balance-sheet market risk related to investment securities available for sale. In 1995, the Company placed $250,000 with Prudential Securities Incorporated (Prudential) with the primary investment objective of capital appreciation and secondary objective of current growth. The risk tolerance in the investment portfolio is moderate.

(10)	Retirement Plans

	The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan
(Plan) covering substantially all employees that are not already covered by a collective bargaining agreement. Under the Plan, employees can defer up to
12% of the eligible compensation. The Company matches 50% of the employee contribution, up to 6% of the participant's eligible salary. The Company also has the option to make an additional profit sharing contribution to the Plan.
Employer contributions to the Plan for the nine months ended
September 30, 1996 and 1995 amounted to $33,686 and $26,748, respectively.


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

Three Months Ended September 30, 1996 Compared to Three Months Ended
 September 30, 1995

		Operating revenue increased 19.7% to approximately $1.6 million in the third quarter of 1996, from approximately $1.3 million during the same quarter of 1995, primarily as a result of an increase in the number of subscribers (or members) and their dependents (collectively, "Covered
Persons") utilizing the Company's network of physicians, hospitals or other health care providers ("PPO"), and an increase in rates to renewing groups.

		Total operating expenses increased 13.6% to approximately $1.2 million in the third quarter of 1996, from approximately $1.06 million in the same quarter of 1995, primarily due to expenditures for marketing materials, contracts and additional staffing necessary to introduce First Choice Health
Plan's (FCHP), the Company's subsidiary, first new commercial product since it received its HCSC licensure in January 1995.  The expenses in these categories are projected to continue in the fourth quarter.  The completion of certain specialized computer programming projects in connection with the
Company's computer systems upgrade also contributed to the increase.

		Payroll and related expenses increased 13.5% to $608,667 in the third quarter of 1996, from $536,136 in the same quarter of 1995, primarily due to the addition of staff necessary to the introduction of new products.  Payroll and related expenses decreased to 39.3% of operating revenue for the three-
month period ending September 30, 1996, compared to 41.3% of operating revenue in the same period of 1995.

		Selling, general and administrative costs increased 13.7% to $590,667 in the third quarter of 1996, from $519,486 in same quarter of 1995, primarily due to increases in the following: advertising - for marketing materials needed to introduce new product; consulting - for actuarial studies done on new product rates and computer programmers working in the final stages of the
Company's systems upgrade; and in supplies.  Increases in software licensing fees, depreciation, and network service fees were all due to increased business activity.

		Other income increased 18% to $71,569 in the third quarter of 1996, from
$60,632 during the same quarter in 1995, primarily due an increase in cash available for investment.

		Income taxes increased 72.6% to $170,217 in the third quarter of 1996, from
$98,598 during the same quarter in 1995, primarily due to the increase in income before federal income taxes.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995


		Operating revenue increased 14% to approximately $4.3 million in the first nine months of 1996, from approximately $3.8 million during the same period of 1995, primarily as a result of an increase in the number of subscribers
(or members) and their dependents (collectively, "Covered Persons") utilizing the Company's network of physicians, hospitals or other health care providers
("PPO"), and an increase in rates to renewing groups.

		Total operating expenses increased 4% to approximately $3.5 million in the first nine months of 1996, from approximately $3.4 million in the same period of 1995, primarily due to an increase in payroll and related expenses verses decreases in advertising and promotion, legal and accounting, travel and entertainment, and supplies which account for the slight change between the two periods.  It is anticipated that expenses in the last three months of
1996 will increase due to the introduction of new product(s) through the licensure of the Company's subsidiary 'First Choice Health Plan, Inc.' The
Company received approval of proposed rates from the Washington state Office of Insurance Commissioner in late September 1996 and expects to have commercial business starting in January 1997.

		Payroll and related expenses increased 18% to approximately $1.9 million in the first nine months of 1996, from approximately $1.6 million in the same period of 1995, primarily due to staffing required for the implementation of products under the licensure of FCHP; the expansion of technical support for data systems, placement of a full time medical director not in place in 1995 and increased costs for employee benefits.  Payroll and related expenses increased to 44.7% of operating revenue for the nine-month period ending
September 30, 1996, compared to 43.2% of operating revenue in the same period of 1995.



		Selling, general and administrative costs decreased 9% to approximately
$1.6 million in the first nine months ending September 30, 1996, from approximately $1.75 million in same period of 1995, primarily due to decreases in advertising - through a reassessment of marketing strategies; in travel and entertainment due to a reduction in business trips; and in supplies. By-law changes made in 1995 but not in 1996 are the primary reason for the decrease in legal expenses in 1996.  Increases in insurance and depreciation were due to increased business activity.

		Other income increased 24.8% to $228,899 in the first nine months ending
September 30, 1996, from $183,463 during the same period in 1995, primarily due an increase in cash available for investment.

		Income taxes increased 81.1% to $358,035 in the first nine months ending
 September 30, 1996, from $197,728 during the same period in 1995, primarily due to the increase in income before federal income taxes.


Liquidity and Capital Resources


		The Company has a $300,000 line of credit from Seafirst Bank.  On  June 1,
1996, this line of credit was renewed for a one-year period ending June 1,
1997.  At September 30, 1996, there were no borrowings outstanding under the line.

		At September 30, 1996, the Company had cash, cash equivalents and investment securities at fair market value of approximately $7 million compared to approximately $5.9 million at June 30, 1996, approximately $5.5 million at March 31, 1996, and approximately $5.3 million at December 31, 1995.

		Net cash provided by operating activities during the first nine months ended
September 30, 1996 was $879,933, compared to $773,408 for the same period in
1995, due primarily to an increase in net income before adjustments, and a decrease in service fees receivable.  A concerted effort to reduce service fees receivable account for the increase in cash in the first nine months of
1996.

		Net cash used in investing activities during the first nine months ended
 September 30, 1996, was approximately $1.4 million, compared to approximately
$.9 used during the same period in 1995.  The use of cash in the first nine months of 1996 was due primarily to the purchase of investment securities.

		Net cash provided by financing activities during the first nine months ended
September 30, 1996 was $882,629 compared to $1,434 provided in the same period in 1995.  The increase in cash from financing activities is due to the addition of Swedish Medical Center as an owner of the Company. This was offset slightly by the payment, in February 1996, of the note held by Pacific
Health Systems, Inc. for the purchase of First Choice Dental System, Inc.

		On July 16, 1996 the Company entered into an agreement to sell Fifty-Eight
Hundred (5,800) shares of it's Class B common stock., valued at approximately
$160.60 per share to Swedish Medical Center, a Washington non-profit corporation, for the sum of $931,484.  The Company has received payment in full.  Under the terms of the agreement Swedish acknowledges that full disclosure has been made and that they are capable of evaluating the merits and risks of and investment in the Company.  This sale has been reported to the Washington State Department of Financial Institutions, Securities Division.

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

		The Company signed contracts for software development on March 21, 1994, commenced implementation thereof, and have obtained necessary programming assistance and additional hardware.  Portions of the new system have been installed and are currently being utilized in a pilot program.  The Company expects to have a fully operational systems in place by January 1997 for use in its commercial business.  The final stage of implementation will be in the spring of 1997 for use in the Company's PPO business.

		In May of 1996 the Company's subsidiary, First Choice Health Plan, Inc., introduced into the market place a Medicare Supplement program in conjunction with two of its owner hospitals, Northwest Hospital and Valley Medical
Center.  By the quarter ending September 30, 1996 there were 162 policies enforce and collected premiums of $17,605.  The Company has contracted with
Olympic Health Management Systems to act as the plan administrator.  Their primary responsibilities are to maintain a adequate sales force legally licensed in Washington state, premium billing and collection, claims processing and payment, and financial reporting to all applicable parties including the appropriate reports necessary for compliance with the Office of Insurance Commissioner of the State of Washington.




Part II  -  Other Information


	Item 1		Legal Proceedings

      			There are no material pending legal proceedings.


	Item 2		Changes in Securities

      			No changes in the Company's securities occurred during this
		      	period.

	Item 3		Defaults Upon Senior Securities

		       	No senior securities of the Company are outstanding.


	Item 4		Submission of Matters to a Vote of Security Holders

      			No matters were submitted to a vote of security holders.

Item 5			Other Information

     			None

Item 6 	Exhibits and Reports on Form 8-K

		(a)  	Exhibits:

     			None

		(b)  	Reports on Form 8-K

       	None











SIGNATURES


	In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST CHOICE HEALTH NETWORK, INC.

Date:	  November 15, 1996







By:		/ s /Randolph R. Barker
Randolph R. Barker
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)





















SIGNATURES


	In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST CHOICE HEALTH NETWORK, INC.

Date:	  November 15, 1996







By:
Randolph R. Barker
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)