Form 10KSB
period 1996-12-31
FIRST CHOICE HEALTH NETWORK INC
filed 1997-04-18
CIK 922622

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549



FORM 10 - KSB


[  X ] ANNUAL REPORT UNDER TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
OR


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to


Commission File No.  0-23998



FIRST CHOICE HEALTH NETWORK, INC.
(Name of Small Business Issuer as specified in its Charter)

 Washington				                      	 91-1272766
(State or Other Jurisdiction of   		(I.R.S. Eemployer
Incorporation or Organization)      Identification No.number)

1100 Olive Way,	 Suite 1480,
Seattle, Washington	              98101-1838
   (Address of principal
       executive offices)	         (Zip Code)

Issuer's Telephone Number, Including Area Code

(206) 292-8255
(Issuer's telephone number, including area code)


Securities to be registered under Section 12 (b) of the Act: None


Securities to be registered under Section 12 (g) of the Act:
	Class A Common Stock, par value $1.00 par value per share


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   __X___		     No   ______

	Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
any Form 10-KSB.  [    ]



State issuer's revenues for its most recent fiscal year.:  $6,199,506.

	There is no trading market for the Registrants voting stock (Class A Common Stock, $1.00 par value and Class B Common Stock, $1.00 par value) and, accordingly, the market value of the voting stock held by non-affiliates of the Registrant based on bid and asked prices cannot be determined.



The aggregate number of Registrant's outstanding on March 1, 1997 was 656 shares of Class A Common Stock, and 40,600 shares of Class B Common Stock, $1.00 par value, respectively.



Transitional Small Business Disclosure Format ( check one ):


Yes   ______		No   __X__

Documents incorporated by reference
None

Page 1 of    38   Pages


Part I



Item 1.   	Description of Business

General

	First Choice Health Network, Inc., ("First Choice Health" or the "Company")
is a provider-owned, managed health care company which has established a network of physicians, hospitals and other health care providers (a
"Preferred Provider Organization" or "PPO") located almost exclusively in the State of Washington for the provision of health care services; a small portion of the PPO is located in each of Alaska, Idaho and Montana.
Subscribers (or members) in Oregon can also access a network of health care providers (marketed as a separate PPO).  First Choice contracts with the health care providers in its PPO for the provision of health care services on a discounted fee basis and contracts with self-insured employers, indemnity insurers, health maintenance organizations and union trusts (collectively,
"Health Plans") and third party administrators ("TPAs"), to provide their subscribers (or members) access to the PPO, for which it receives a fee from the Health Plan or the TPA, as applicable, typically on a per subscriber (or member) per month basis; an additional per subscriber (or member) monthly fee is received in the event the Health Plan or TPA elects to receive utilization management services.  In addition, the hospitals participating in the PPO pay
First Choice an administrative fee under their respective participating health care facility service contracts.

	At December 31, 1996, First Choice had arrangements with in excess of 5,000
Health Plans representing approximately 435,000 subscribers (or members) and their dependents (collectively "Covered Persons").  At December 31, 1996, the
Company's PPO had 9,770 participating providers, most of whom reside and practice in Washington State, representing over 65% of the practicing providers in the state not employed by the federal government, including in excess of 2,427 primary care physicians and approximately 3,703 specialists. Further, at such date, there were 94 participating hospitals in the Company's PPO, including 74 in the state of Washington, representing over 70% of the hospitals in the state.  Approximately 98% of the Company's revenues were derived from services performed in the state of Washington during the year ended December 31, 1996.

	The Company's success depends to a significant degree on its ability to control health care costs for the Health Plans utilizing its PPO. In addition to its discounted fee arrangements with the health care providers participating in its PPO, the Company controls health care costs with respect to a portion of the subscribers to its PPO through a primary care physician "gatekeeper" system of health care delivery and utilization management programs (third-party review of the utilization of health care services), the latter of which is available to the Health Plan for an additional per subscriber (or member) monthly fee.

	The Company strives to maintain the quality of patient care through its credentialing and quality assurance programs. In excess of 73% of the Company's PPO physicians are board certified or board eligible in one or more specialties.

	First Choice, a corporation organized under the laws of the state of Washington in 1984, is owned by 656 physicians, all of whom own Class A Common Stock, and by seven hospitals and three hospital participants participating in its PPO, all of which own Class B Common Stock.



The Company's PPO

	The Company's PPO is comprised of physicians, hospitals and other health care providers in the states of Washington, Alaska, Idaho and Montana who are required to sign preferred physician contracts, health care facility service contracts and provider contracts, respectively, under which the health care provider agrees to accept, as payment in full, the discounted fee schedule negotiated by First Choice for each covered service; such agreements are terminable on 90 days' notice. Subscribers (or members) also have access to a network of providers (marketed as a separate PPO) in the state of Oregon.

	Physicians.  At December 31, 1996, First Choice had 6,445 physicians in its
PPO, over 95% of whom were Washington licensed physicians, representing over
65% of the practicing physicians in the state not employed by the federal government, including primary care physicians and 3,703 specialists.  In the primary care physician "gatekeeper" system of health care delivery,  which is utilized by less than 10 percent of the subscribers in the Company's PPO, a
Covered Person receives care from a participating primary care physician who, in turn, refers the Covered Person to specialists and hospitals, as required.
Primary care physicians, consisting of family practitioners, pediatricians, general practitioners and internists, are important to the Company's health care cost containment as they control utilization of hospitals, specialists and other health care providers.

	First Choice seeks to include within its PPO high-quality, cost-effective physicians who have admitting privileges at a participating PPO hospital. In addition, physicians are recruited in geographic areas in which the Company's
PPO does not have a physician presence if a prospective Health Plan has a large number of Covered Persons in such area. Upon receipt of an application by a physician to participate in the Company's PPO, First Choice conducts its own credentialing process (separate and distinct from those performed by participating hospitals with respect to physicians with admitting privileges), evaluating relevant information such as malpractice insurance, claims activity and the physician's standing with licensing regulatory authorities.

	Hospitals. First Choice has contracts with hospitals in most counties in the State of Washington and in each county in which it conducts business in other states. At December 31,1996, First Choice had 94 hospitals in its PPO, including 74 in the state of Washington, representing over 70% of the hospitals in such state. The PPO offers Covered Persons a full range of hospital services, including tertiary care.

	First Choice seeks to attract hospitals rendering high-quality, cost-effective care. Prior to contracting with a hospital, the Company reviews the hospital's accreditation, federal and state certifications, and internal and external claims data and reports, including data available from regulatory agencies.

	Other Health Care Providers. At December 31, 1996, First Choice had contracts with 3,325 health care providers (other than physicians and hospitals) which, among other services, provide mental health care, diagnostic services, chiropractic services, physical therapy, out-patient surgery, laboratory services and home health care.

	First Choice has also developed a pharmacy network in the state of Washington which provides data with respect to utilization of prescribed drugs by physicians participating in the PPO, which the Company intends to incorporate into its utilization management program.

	On February 1, 1995, First Choice purchased all of the issued and outstanding stock of Pacific Health Systems, Inc. (subsequently renamed First Choice Dental Systems, Inc.), a PPO network consisting of in excess of 200 dentists, for $90,000, $45,000 of which was paid on such date and the balance was paid on February 1, 1996. Under the related purchase agreement, First Choice is required to make additional contingent purchase price payments equal to 50 percent of the dental PPO's net income in excess of $295,000 for each of the calendar years 1995 and 1996, with aggregate additional purchase price payments not to exceed $260,000.


Utilization Management Services

	In addition to providing Health Plans with access to its PPO, First Choice offers a utilization management program for an additional per subscriber (or member) monthly fee to the Health Plan. The goal of the utilization management program is to ensure that high quality health care is consistently delivered to Covered Persons in an efficient and cost-effective manner. The program includes individual case reviews of hospital admissions, outpatient surgery, primary care physician referrals to specialists, management of catastrophic, psychiatric and substance abuse cases, profiling practice patterns of individual physicians and evaluation of hospital utilization patterns. The Company hired additional staff experienced in health care provider risk management and a full time medical director in late 1995.

Quality Assurance

	An integral part of the Company's PPO is its comprehensive quality assurance program, which is designed to maintain and improve proper medical care and includes, among other things, verification of physicians' credentials and hospital accreditation, medical care evaluations, outcome studies which evaluate hospital admissions and referral patterns and the processing of Covered Persons' grievances.


Clients

	At December 31, 1996, First Choice had over 40 contractual arrangements (approximately one-quarter with indemnity insurers, one-tenth with self-funded employers and one-quarter with union trusts), through which in excess of 5,000 Health Plans in both the public and private sectors representing approximately 435,000 Covered Persons, utilized the Company's PPO. First Choice receives a fee for providing access to its PPO, typically on a per subscriber (or member) per month basis, from the Health Plan, either directly or indirectly through a TPA. The per subscriber (or member) monthly fee is generally fixed for a twelve-month period under contracts with each Health
Plan or TPA, and is based upon the extent of the network utilized (hospitals and/or physicians), whether utilization management services are requested and the number of Covered Persons.

	For the year ended December 31, 1996, Insurers, Union Trusts and TPAs accounted for more than 21%, 21%, and 10%, respectively, of the Company's operating revenue, and six other contracting entities each accounted for more than 5% of such revenue. In 1996, approximately 13% of the Company's revenue was generated by one customer.



Marketing

	First Choice markets its PPO and utilization management services through a three person internal marketing staff to TPAs and, in conjunction with the TPAs and independent brokers and agents, to the Health Plans. First Choice generally does not market directly to subscribers or their dependents, although it does engage in limited direct mailings relating to product development.

Competition

	The managed health care industry is highly competitive, primarily on the basis of price, the size, quality and geographic location of the network of physicians, hospitals and other health care providers, benefits provided and quality of service. First Choice competes with other managed health care companies, such as health maintenance organizations and indemnity health insurance companies, and approximately twelve other PPOs in the state of Washington and believes, that through its licensure as a HCSC, it can maintain its PPO base and expand into additional areas of the marketplace.


Government Regulation

State Health Care Reform

A number of new health care reforms became effective for all health plans in Washington as of January 1, 1996. These reforms include:

Guaranteed portability of coverage for employees, including a waiver of waiting periods for pre-existing conditions if the employee was continuously covered for at least three months under the immediately preceding health plan

Guaranteed issue and renewal of coverage provided the insured continues to pay premiums and complies with published, approved carrier policies

Mandatory offering of benefits included in the Basic Health Plan only to individuals and small groups of 26-50 employees

Establishment of an adjusted community rating standard for individual and small group (50 employees or less) plans

Repeal of claim loss ratio formulas previously used as benchmarks for rate increases

Mandated direct access to women's health care providers

Mandated 48-hour inpatient stays for maternity

State insurers and the Office of Insurance Commissioner (OIC) in Washington remain sharply divided regarding the intent and the implementation of "every category of provider" legislation passed in 1995, and a pending lawsuit filed by every major insurer continues to delay action on this issue. First Choice Health, which is not a participant in the lawsuit, has complied with the minimum intent of the law in an effort to avoid potential time-consuming and costly contract changes at a later date. This compliance is reflected in our current group rates.

During 1996 the Insurance Commissioner also proposed new rules defining the guidelines for determining the reasonableness of health plan rates. These rules, which are supposed to replace the repealed loss ratio calculation rules, have met heavy criticism from state insurers and the outstanding issues are not expected to be resolved until some time in 1997. In the meantime, approval of rate increases continues to be an arbitrary process. Consequently, some insurers have filed lawsuits against the Insurance Commissioner for her denial of rate increase requests for both group and individual products. First Choice should not be effected by the current actions of the Insurance Commissioner regarding rate increases until 1998 since it is unlikely First Choice will file for an increase before then.

Finally, the OIC also attempted to introduce new "managed care" rules applicable to both health care services contractors and health maintenance organizations. The rationale offered by the OIC for the new rules revolved around the desire to standardize operating and reporting requirements for all health plans, without regard for the type of license under which the plan was currently operating. As expected, these new rules have met with substantial objection from both health care services contractors and health maintenance organizations, and are currently under revision. In the meantime, there has been an effort to limit the overall rule and policy making authority of the OIC through legislative action.

Federal Health Care Reform

Health care reform activity remained relatively low-key at the federal level, with the passage of the Kennedy-Kassebaum bill, or HIPAA (Health Insurance Portability and Accountability Act), being the notable exception. Most HIPAA reforms are not effective until 1998, and even then are not expected to have much impact on Washington insurers since Washington's current reform laws are already more substantive than the changes defined in HIPAA. HIPAA reforms include:

Mandatory maternity length of stay

New definition of emergency room services to incorporate a "prudent lay person" provision

Mental health parity (still not finalized)

Anti-trust changes

Anti-"gag rule" provisions

Also at the federal level, HCFA is still considering waiving state licensure requirements for PSNs (Provider Sponsored Networks), a move that the National Association of Insurance Commissioners (NAIC) continues to oppose since it allows PSNs to participate in the business of insurance without regulatory oversight by state Insurance Commissioners. The NAIC is also concerned that HCFA will define the solvency requirements for PSNs at a level insufficient to ensure against potential financial failure.




Proposed Changes to First Choice Business Operations



	The Company formed created a wholly-owned subsidiary, First Choice Health Plan, Inc.(FCHP), to operate as a health care service contractor ("HCSC") that permits the Company to assume risk for healthcare services in its operations.

	An HCSC is an organization that arranges for the provision and delivery of health care services to a voluntarily enrolled population, either directly or indirectly as a subcontractor through a Health Plan, for a fixed periodic premium through a network of providers who generally receive either a capitation fee (a fixed periodic fee per covered member) or a negotiated fee for the health care services rendered. HCSCs, like health maintenance organizations ("HMOs"), may utilize a "gatekeeper" system of health care delivery whereby each member is serviced by a primary care physician
(generally, a family practitioner, pediatrician or internist) who provides medical care related to the general health of the HMO member and refers members to specialists and other health care providers, as appropriate.
HCSCs differ from PPOs in that they are permitted to assume the financial risk of the cost of health care services exceeding the premiums received from members, subscribers or Health Plans. HCSCs are required to register with the state of Washington Department of Insurance which requires, among other items, filing copies of organizational documents, financial disclosure, forms of agreements to be issued to members, a schedule of proposed rates of reimbursement to providers, solicitation materials and a description of grievance procedures and a quality assurance program. HCSCs are required to have an initial net worth of $1,500,000 and must thereafter maintain a minimum net worth of $1,000,000. The Commissioner may waive compliance with the minimum net worth requirements if satisfied with the entity's financial stability; however, net worth cannot fall below $500,000.


	Under the HCSC license the Company contracted with Olympic Health Management Systems, Inc., to develop and implement a Medicare Supplement product. The rate schedules for the first phase of this proposed offering were filed and approved by the state Office of Insurance Commission in the spring of 1996. Upon acceptance of the proposed rates, the Company and Olympic Health Management representatives marketed this product to the general public. Rate schedules for a second phase, a non-agent plan, of this Medicare supplement as of this time have not been submitted to the OIC.


Employees

	At December 31, 1996, the Company had 54 employees, 51 of whom were full-time employees. None of the Company's employees are covered by labor unions, and the Company believes its relationships with their employees to be good.




Item  2.	Description of Property


	First Choice's offices consist of 11,209 square feet of space in an office building at 1100 Olive Way, Suite 1480, Seattle, WA 98101-1838; under a lease expiring 1999 which provides for a monthly rental of approximately $16,0000.

	The Company believes the offices are adequate for its current needs and that suitable additional space will be available as required.



Item  3.	Legal Proceedings.

	In conjunction with Overlake Hospital becoming a shareholder, it is possible that the Company could incur contract exclusivity damages with another hospital shareholder up to $600,000. Since the amount of the damages is not reasonably estimable and the new shareholder transaction occurred at year end, no basis for the calculation of this possible contingency amount has been agreed upon by the parties involved at this writing.


Item  4.	Submission of Matters to a Vote of Security Holders


		No matters were submitted in the fourth quarter of 1996.



PART II

Item  5.	Market for Common Equity and Related

		Stockholder Matters.

	There is no public trading market for any of the Company's equity securities.

	On March 1, 1997, there were 656 holders of the Company's Class A Common Stock, seven holders of the Company's Class B Common Stock, and three
Hospital Participants.

	Holders of each class of Common Stock are entitled to share ratably on a share-for-share basis with respect to any dividends on such class of Common Stock, when, as and if declared by the Board of Directors out of funds legally available. Therefore, such dividends may not be paid while an obligation to repurchase shares remains outstanding. Pursuant to the Company's contracts with the Hospital Participants, if First Choice pays any dividends or other distributions with respect to the Class B Common Stock, First Choice must make an equivalent distribution to the Hospital
Participants. The Company does not currently anticipate paying cash dividends on its capital stock.

Item  6.	Management's Discussion and Analysis
       		or Plan of Operation.

Overview

	During 1996 the number of Covered Persons under the Company's PPO increased by 1.4% from 429,000 at December 31, 1995, to 435,000 at December 31, 1996, primarily due to an increase in the number of Covered Persons from indemnity insurers and union trusts.

	The Company's ability to retain existing clients and attract new clients is largely dependent on its ability to control health care costs by creating and maintaining a network of high quality, efficient, fully credentialed providers who agree to accept competitive reimbursement rates and on its ability to control excess utilization through its utilization management program. During 1996, the Company continued to expand its PPO network and at December 31, 1996, had contracts with nearly 9,800 health care providers.

	In 1996, the Company continued its system of physician reimbursement which had commenced in July 1993, referred to as the Resource Based Relative Value System, whereby fees to physicians are weighted more toward cognitive services (i.e., overall patient care) as opposed to procedural services
(e.g., surgery and diagnostic tests). This system is consistent with the Company's belief in the importance of managing the full scope of patient care to provide the most appropriate level of service for each patient and its focus on the primary care "gatekeeper" model for its PPO, whereby a Covered
Person must obtain a referral from a primary care physician prior to obtaining health care services from specialists and other health care providers.

	Since its inception, the Company has negotiated reimbursement to its principal hospitals under a Diagnostic Related Group (DRG) system under which payments are based on the diagnosis of the patient's condition, generally notwithstanding the length of hospitalization. In 1996, the Company negotiated with additional hospitals to change the basis upon which DRGs are determined from an "All Medicare Grouper" to an "All Patient Grouper" and concurrently introduced Washington State-specific hospital weights to more closely match reimbursement payments to actual resource consumption.

	In anticipation of the proposed Washington State health care reform and to enhance its competitive position in the health care industry, First Choice obtained, on January 13, 1995, a Certificate of Registration to operate as a health care service contractor ("HCSC"), in the state of Washington, which permits First Choice to assume financial risk in its operations. First
Choice also has instituted capitation arrangements with its primary care physicians, and is providing for risk-sharing arrangements among such physicians in which First Choice may also participate. See "Business-
Proposed Changes to First Choice Business Operations." These new reimbursement programs should create stronger incentives to health care providers to control costs, and will require sophisticated information systems to monitor the quality of care and provide the necessary information to budget and manage costs.

	The Company will finalize the upgrade and replacement of its computer systems in 1997 to facilitate the implementation and administration of the new reimbursement programs and to provide improved physician profiling information, improved health care provider and Health Plan reporting, and enhancements to its utilization management program.





Results of Operations

	Year Ended December 31, 1996, Compared to
	Year Ended December 31, 1995

	Operating revenue increased 15.2% to approximately $6.2 million in 1996, from approximately $5.4 million in 1995, primarily due to the following: a 5.4% increase in network access fees to approximately $3.6 million from approximately $3.4 million in 1995; a 31.5% increase in hospital administration fees to approximately $2.6 million from approximately $2 million in 1995; and an additional $10,175 in other income. The increase in the number of Covered Persons utilizing the Company's PPO network is the primary basis for these differences.

	Total operating expenses increased 10.5% to approximately $4.9 million in 1996, from approximately $4.5 million in 1995, primarily due to overall increases in staffing and administrative expenses to service the increased number of Covered Persons; and an increase in network service fees owed to other PPO networks through reciprocal agreements with the Company.

	Payroll and related expenses increased 20.8% to approximately $2.7 million in 1996, from approximately $2.25 million in 1995, primarily due to additional staffing required to service the additional Covered Persons and to assist First Choice in developing products under it's HCSC licensure, and increased costs for employee benefits. Payroll and related expenses increased to 43.8% of operating revenue for 1996, compared to 41.8% of operating revenue in 1995.

	Selling, general and administrative costs remained approximately the same in 1996 as those of 1995.

	Other income increased 19.6% to $332,901 in 1996 from $278,260 in 1995, primarily due to an increase in interest and dividends revenue from additional investments acquired in 1996, and a gain on the sale of securities held by the Company, and other income derived from the gains made on bonds held by the Company.

	Income before federal income taxes increased 33.6% to approximately $1.6 million in 1996, from approximately $1.2 million in 1995, primarily due to increased revenues. Net income increased 1.7% to $1,037,714 in 1996 from $1,020,050 in 1995. This small increase was due primarily to differences in the calculation of deferred taxes and a tax refund received in 1995 that was applied to the Company's provision for federal income taxes resulting in a decrease in tax expense in 1995.




	Year Ended December 31, 1995, Compared to
	Year Ended December 31, 1994

	Operating revenue increased 8.7% to approximately $5.4 million in 1995, from approximately $4.9 million in 1994, primarily as a result of an increase in the number of Covered Persons utilizing the Company's PPO.

	Total operating expenses increased 17.1% to approximately $4.5 million in 1995, from approximately $3.8 million in 1994, primarily due to overall increases in staffing and administrative expenses to service the increased number of Covered Persons and an increase in consulting expense. The increase in consulting was primarily due to additional computer programmers needed to assist in the update of First Choice computer systems, the hiring of a national search firm to aid the Company in it's search for a new CEO and full-time Medical Director, and other outside business consultants.

	Payroll and related expenses increased 23.1% to approximately $2.25 million in 1995, from approximately $1.83 million in 1994, primarily due to additional staffing required to service the additional Covered Persons and to assist First Choice in developing products under it's HCSC licensure, and increased costs for employee benefits.  Payroll and related expenses increased to 41.8% of operating revenue for 1995, compared to 36.9% of operating revenue in 1994.

	Selling, general and administrative costs increased 11.6% to approximately $2.25 million in 1995, from approximately $2.0 million in 1994, primarily due to an increase in consulting fees for systems programmers, increases in business and occupation taxes on increased revenues, increased administrative and rental expense due to additional staffing, and increased depreciation expense due the additional computer hardware purchased to upgrade the system.

	Other income increased 17% to $278,260 in 1995 from $237,920 in 1994, primarily due to an increase in interest and dividends from investments 1995.

	Income before federal income taxes decreased 13.4% to approximately $1.2 million in 1995, from approximately $1.4 million in 1994, due to the foregoing. The favorable resolution of pending tax matters related to prior years resulted in a refund of federal income taxes which were applied to the company's provision for federal income tax resulting in a decrease in tax expense of approximately $215,000 in 1995.





Inflation

 The Company has not been effected by nor does it anticipate that inflation will have a significant impact on its operating results in the near term. However, this factor could effect operations if the Company was unable to submit new rates to the OIC in a timely manner in order to obtain approval of increased rates necessary to insulated itself from this factor. The Company obtained licensure as an HCSC in January 1995 and assumes risk for medical costs. The Company transfers risk to health care providers through capitation arrangements and risk-sharing provisions and is generally insulated from significant escalation of health care costs. See "Business-Proposed Changes to First Choice Business Operations."




Liquidity and Capital Resources

	Since inception in 1986, the Company has financed its operations from equity investments from over 870 physicians, from the seven hospitals constituting the Company's Class B shareholders, non-equity capital contributions from three additional hospitals pursuant to their respective participation agreements, and funds from operations.

	In July 1996, First Choice issued 5,800 shares of its Class B Common Stock to Swedish Medical Center in exchange for $931,484. This equity investment increased the number of Class B shareholders to six.

	In December, 1996, First Choice issued 5,800 shares of its Class B Common Stock to Overlake Hospital Medical Center in exchange for $1,000,000 in cash and two additional payments of $250,000 each due in December of 1997 and 1998. This equity investment increased the number of Class B shareholders to seven. In conjunction, it is possible that the Company could incur contract exclusivity damages with another hospital shareholder up to $600,000. Since the amount of damages is not reasonably estimable, the possible contingency amount has not been reflected in the financial statements as of December 31, 1996.

	At December 31, 1996, the Company had cash, cash equivalents and investment securities at fair market value of approximately $7.9 million as compared to approximately $5.4 million at December 31, 1995.

	The Company has a $300,000. unsecured line of credit from Seafirst Bank. At December 31, 1996, there were no borrowings outstanding under the line.

	Net cash provided by operating activities decreased to approximately $1 million for the year ended December 31,1996, from approximately $1.3 million for the year ended December 31, 1995, primarily due to a increase in service fees receivable, accounts payable, and prepaid expenses.

	Net cash used in investment activities for the year ended
December 31, 1996, was approximately $ 2.6 million compared to approximately $1.1 million in 1995. The purchase of additional investment securities, and furniture, equipment and computer software was primarily facilitated by increased cash inflow from financing activities.

	Net cash provided by financing activities increased in 1996 was approximately $1.9 million compared to approximately $20,000 in 1995, primarily due to the issuance of 5,800 shares of Class B stock to each of two area hospitals.

 The Company commenced updating its computer systems when it signed contracts for software development on March 21, 1994, and commenced implementation thereafter. The Company has obtained necessary programming assistance and has purchased additional hardware. A portion of the new system programmed to handle the Company's shared risk products was put into production in October, 1996. Additional modules were brought on line in January, 1997 to serve the product line offered through it's subsidiary 'First Choice Health Plan, Inc.' under it's licensure as an HSCS in the state of Washington. Portions of the new system relating to the PPO's business are scheduled to be operational by the end of 1997. The Company expended an additional $587,000 on related consulting services and computer equipment in 1996. The Company does not anticipate comparable expenses in 1997, but should it experience substantial market gains through its subsidiary's new products, the Company would expend the necessary funds to maintain those gains.

	In January 1995, the Company transferred cash and investments of $1.5 million to its subsidiary, "First Choice Health Plan, Inc.," in connection with its licensure as an HCSC, which may require the transfer of additional funds when the Company introduces products pursuant to the license. There can be no assurance the Company will be able to obtain the requisite financing to expand its operations to introduce such new products.
Subsequent to December 31, 1996, the Company transferred an additional $5 million in cash and investments to it's subsidiary.

	In February 1995, the Company purchased all of the issued and outstanding stock of a dental PPO for $90,000, $45,000 of which was paid at the closing and the $45,000 balance of which was paid on February 1, 1996.  Under the related purchase agreement, First Choice is required to make additional contingent purchased price payments equal to 50 percent of the dental PPO's net income in excess of $295,000 for each of the calendar years 1995 and
1996, with aggregate additional purchase price payments not to exceed
$260,000.   No additional aggregate payment was paid in 1995.  For the 1996 period, the income of the dental network did not meet the requisite $295,000 minimum; therefore, no contingency payment for 1996 is owed.

	In October 1995, the Company entered into an agreement with Olympic Health Management Systems, Inc. (OHMS), to develop and implement a Medicare supplement product. The planning phase concluded with the submission of proposed rates to the Office of Insurance Commission (OIC)for approval in the first quarter of 1996. Upon final determination from the OIC, the Company and OHMS offered the agent marketed portion of this product to consumers.
OHMS will act as the Third Party Administrator, thereby handling all necessary management, accounting and reporting functions for which it will receive a specified percentage of the premiums. Finalized contracts were in place on April 21, 1996 prior to the first public offering of Medicare supplement in May . Anticipated overhead to all parties involved is not expected to exceed 28%, inclusive of Washington State premium taxes.

	In May of 1996 the Company's subsidiary, First Choice Health Plan, Inc., introduced into the market place a Medicare Supplement program in conjunction with two of its owner hospitals, Northwest Hospital and Valley Medical
Center. At December 31, 1996 there were 323 policies enforce and collected premiums of $41,629. The Company has contracted with Olympic Health
Management Systems to act as the plan administrator. Their primary responsibilities are to maintain a adequate sales force legally licensed in Washington state, premium billing and collection, claims processing and payment, and financial reporting to all applicable parties including the appropriate reports necessary for compliance with the Office of Insurance Commissioner of the State of Washington.

	In March 1997, the Company's subsidiary 'First Choice Health Plan, Inc.', signed a letter of intent to consolidate First Choice Health Plan, Inc., Health First Partners, and Health Washington health plans. The terms of the merger agreement have not been formalized and would be subject to approval by the Office of Insurance Commissioner in the State of Washington.

	The Company anticipates that the revenues generated by operations, investment and financing, plus the capital it currently has in reserves, will be sufficient to meet its cash requirements throughout 1997.


Item  7.	Financial Statements
		See  Financial Statements beginning on Page  F-1


FIRST CHOICE HEALTH
NETWORK, INC.
AND SUBSIDIARY

Consolidated Financial Statements

December 31, 1996 and 1995

(With Independent Auditors Report Thereon)




INDEPENDENT AUDITORS REPORT


The Shareholders and Board of Directors
First Choice Health Network, Inc.:


We have audited the accompanying consolidated balance sheets of First Choice Health Network, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Choice Health Network, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





Seattle, Washington
March 11, 1997, except as to note 11 which is as of March 28, 1997





CONSOLIDATED FINANCIAL STATEMENTS




             Assets	                				         		1996	           		1995

Current assets:
  Cash and cash equivalents		                 	 		$2,407,355	     	2,129,006
  Service fees receivable, net of allowance
  for doubtful accounts of approximately
  $96,000 in 1996 and 1995                          	773,337	       	592,793
  Service fees receivable from related parties  	  		668,046       		511,371
  Investment securities available for sale  		    	3,072,445      	1,276,783
  Federal income tax receivable	  	                  		8,854	        	90,129
  Prepaid expenses				                             		207,074	       	182,469
  Other assets						                                  15,625	        	15,625

         		Total current assets               		  	7,152,736      	4,798,176


Furniture, equipment and computer software:
  Furniture and equipment                 	     	 	1,030,286        	813,663
  Computer software		                              		149,558       		149,558
  License fees			                                  		193,812	       	191,876
					                                             	1,373,656      	1,155,097


  Less accumulated depreciation and amortization    	728,819       		574,377


               Furniture, equipment and computer
               software, net                        	644,837	       	580,720



Investment securities available for sale		         	2,434,921     	1,940,454
Restricted indemnity cash				                        	150,000	        		-
Goodwill, net of accumulated amortization of
$11,500 in 1996 and $5,500 in 1995		                  	78,500	       	84,500
Deferred income taxes                             					12,159		        	-

                                           							$10,473,153    		7,403,850

Liabilities and Shareholders Equity		                 	1996         		1995

Current liabilities:
  Note payable				                               	$    -	            	45,000
  Accounts payable			                             	 		88,636      	 	206,606
  Accrued expenses			                              		372,326	       	212,420
  Deferred income taxes		                         			441,581      	 	286,451
  Call options outstanding	                        				-	            	11,575

        Total current liabilities				               	902,543       		762,052


Deferred income taxes			                             		-            		25,062


        Total liabilities		                      				902,543       		787,114


Shareholders equity:
  Common stock:
   	Class A, par value $1.  Authorized 30,000
	     shares; issued and outstanding 656 shares
      in 1996 and 676 shares in 1995 	                 		656           		676
   	Class B, par value $1.  Authorized 70,000
	     shares; issued and outstanding 40,600
      shares in 1996 and 29,000 shares in 1995     			40,600	        	29,000
  Additional paid-in capital		  		               		5,046,417      	2,630,268
  Shareholder receivable		                     				 (500,000)          	-
  Paid-in capital from affiliates					             1,472,108      	1,472,108
  Retained earnings	                          					3,540,660      	2,502,946
  Net unrealized loss on investment securities
  available for sale, net of deferred taxes of
  $15,368 in 1996 and $9,407 in 1995	               	(29,831)      		(18,262)

       	Total shareholders equity               			9,570,610      	6,616,736


Commitments and subsequent events                      -                -

                                       						   		$10,473,153     	7,403,850

                                             								1996          		1995

Operating revenue:
  Network access fees	                      	 	 		$3,589,593     		3,406,084
  Hospital administrative fees primarily
   related parties	                                2,599,738	     	1,977,438
  Other	                                       			 			10,175	 	       	-

         Total operating revenue	              				6,199,506	      5,383,522


Operating expenses:
  Payroll and related expenses	                 			2,715,630     		2,248,443
  Selling, general and administrative expenses  			2,228,786     		2,224,298

        Total operating expenses              					4,944,416	     	4,472,741


Operating income				                              	1,255,090	       	910,781



Other income (expense):
 Interest and dividends			                        	 	292,439		      	280,050
 Other				                                         			40,462       			(1,790)

                                               							332,901		     	278,260

       Income before taxes	                     				1,587,991    		1,189,041


Federal income taxes		                             			550,277	     		168,991


       Net income					                            	$1,037,714	    	1,020,050


Net income per common share                    			  	$20.57	        		21.66
Weighted average shares outstanding                  		50,446   	   		47,091

                                              							1996		         	1995

Cash flows from operating activities:
  Net income	                                 				$1,037,714      	1,020,050
  Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation                               	 					167,320       		126,245
   Amortization of goodwill			                        	6,000	         	5,500
   Amortization of premium on debt securities
     available for sale					                        	(42,138)	       	(8,289)
   Deferred income taxes, net	                    			123,870	      	(112,842)
   Loss on disposal of furniture, equipment and
     computer software			                            		1,841           		803
   Realized (gain) loss on sales of securities
     available	for sale				                       	 	(56,564)	        	1,790
   Realized loss on resell agreements		              	14,260	        	11,575
   Changes in certain assets and liabilities:
    (Increase) decrease in service fees receivable		(337,219)       	273,550
    Decrease (increase) in Federal income tax
      receivable                                     	81,275       		(90,129)
    Increase in prepaid expenses	                 			(24,605)      		(90,870)
    Increase in other assets			                       		-	          	(15,625)
    (Decrease) increase in accounts payable	       	(117,970)       	167,118
    Increase (decrease) in accrued expenses	       		159,906       		(14,494)
    Decrease in Federal income taxes payable          		-	          	(21,578)


       Net cash provided by operating activities 		1,013,690      	1,252,804



Cash flows from investing activities:
  Purchases of investment securities available
      for sale                                   	(6,837,912)      	(982,663)
  Purchase of call options	                       			(25,835)	         	-
  Sales of investment securities available
     for sale	                                     1,254,184         	83,694
  Maturities of investment securities available
     for sale	                                     3,374,771	         61,167
  Purchase of furniture, equipment and computer
     software	                                      (231,342)      	(168,727)
  Proceeds from disposition of furniture,
     equipment and computer software		                		-              		595
  Acquisition of license fees	                     			(1,936)      		(27,174)
  Acquisition of Pacific Health Systems, Inc.         		-		          (45,000)
  Increase in restricted indemnity cash		          	(150,000)          	-

     	Net cash used in investing activities		    	(2,618,070)	    (1,078,108)

      Subtotal, carried forward	              				(1,604,380)       	174,696

                                              							1996	          		1995


     Subtotal, brought forward	               			$(1,604,380)      		174,696


Cash flows from financing activities:
  Decrease in note receivable	                      			 -          			18,500
  Payment of note payable			                        	(45,000)		        	-
  Issuance of Class  A common stock and
     membership rights from physicians		               	-           			3,934
  Repurchase of Class A common stock and
     membership rights from physicians		             	(3,755)	      		(2,900)
  Issurance of Class B common stock and
     membership rights from physicians	           		1,931,484	         	-


       	Net cash provided by financing activities	 	1,882,729		       19,534

        Increase in cash and cash equivalents	      		278,349	     		194,230


Cash and cash equivalents at beginning of year	    	2,129,006    		1,934,776

Cash and cash equivalents at end of year		        	$2,407,355    		2,129,006


Supplemental disclosures of cash flow information:
  Cash received during the year for Federal
    income tax refund				                         	$    -	         		214,714
  Cash paid during the year for Federal
    income taxes                                    	360,000		      	608,000


                                             							$360,000       		822,714


Supplemental disclosure of noncash investing
 activities -
  	Shareholder receivable		                      		$(500,000)	         	-

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business
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

(c)	Adoption of a New Accounting Principle
Effective January 1, 1996, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. There was no cumulative effect of adopting SFAS 121 or impact on operations for the year ended December 31, 1996.

(d)	Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1996 and 1995, cash equivalents consist of money market funds amounting to $232,152 and $100,764, and cash management funds of $2,038,291 and $1,880,210, respectively.

(e)	Operating Revenue
Operating revenue consists primarily of network access fees and hospital administrative fees. Network access fees are recognized as earned during the month of coverage and are recorded at contractual rates. Hospital administrative fees are recognized as earned in the month hospital claims are incurred by a subscriber and are recorded at a contractual percentage of the claims.

In 1996, approximately 13% of the Company's revenues was provided by one customer. In 1996, Insurers, Union Trusts and third-party administrators accounted for more than 21%, 21% and 10%, respectively, of the Company's operating revenue, and six other contracting entities each accounted for more than 5% of such revenue.


(f)	Investment Securities
The Company's investment securities are classified as available-for-sale and are recorded at fair market value, with unrealized holding gains and losses recognized as a separate component of shareholders' equity, net of taxes. Declines in the fair value of investment securities available for sale determined to be other than temporary are recognized as a component of net income.

The cost used in determining the gain or loss on sales of marketable equity securities and debt securities is average cost and specific identification, respectively.

(g)	Furniture, Equipment, Computer Software and License Fees
Furniture, equipment, computer software and license fees are recorded at cost. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets, licensing agreement, or lease term ranging from three to five years.

(h)	Restricted Indemnity Cash
Restricted indemnity cash are amounts established to account for potential claims from enrollees as required by the Office of Insurance Commissioner.

(i)	Goodwill
Goodwill is determined as the difference between the purchase price and fair market value of net assets purchased. Goodwill is amortized using the straight-line method over fifteen years. Events or changes in circumstances have not occurred that indicate the value of goodwill has been impaired as of December 31, 1996.

(j)	Income Taxes
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

(k)	Advertising
The Company expenses advertising costs as incurred. Advertising expense amounted to $4,195 and $28,219 in 1996 and 1995, respectively.

(l)	Accounts Receivable
Accounts receivable consist primarily of estimates for hospital administrative fees receivable related to claims incurred on or before the balance sheet date but not reported. The Company evaluates the reasonableness of hospital administrative fees receivable based on claims reported in subsequent periods. These estimates are subject to the effects of trends in claims. Although considerable variability is inherent in such estimates, management believes that the hospital administrative fees receivable are reasonable. The estimates are continually reviewed and adjusted as necessary as new information becomes known; such adjustments are included in the current year operations.

The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses.

(m)	Use of Estimates
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

(2)	Shareholders  Equity
(a)	Ownership of Stock
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
District hospitals are not shareholders of the Company, but have contractual agreements with the Company that provide for certain rights and obligations equivalent, but not identical, to those of Class B shareholders, including liquidation and dividend rights. The capital contributions of the nonshareholders are recorded as paid-in capital from affiliates. These contractual agreements are considered to be common share equivalents for purposes of calculating net income per common share.

(3)	Line of Credit
At December 31, 1996 and 1995, the Company had a $300,000 line of credit, expiring on June 3, 1997. Borrowings under the line are unsecured and bear interest at the prime rate plus 1%. There were no borrowings outstanding under the line of credit at December 31, 1996 and 1995.


(4)	Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at December 31, 1996 are as follows:



                                                   Gross
                              	Amortized          unrealized          Fair
                                   cost         gains    losses      value

Marketable equity securities    	$600,336	     73,975	    11,531    		662,780
Mortgage and asset-backed
   securities			               	1,876,587      	1,791   	125,128  		1,753,250
Corporate debt securities    			3,075,642     	15,999       	305  		3,091,336

                              	$5,552,565	     91,765	   136,964	  	5,507,366


The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at December 31, 1995 are as follows:

                                                    Gross
                                Amortized         unrealized         Fair
                                   cost	        gains    losses  	   value

Marketable equity securities	   	$545,101     	59,911    	31,134     	573,878
Mortgage and asset-backed
  securities                   	1,997,823      	7,063    	64,432	   1,940,454
Corporate debt securities	      		701,982       		923      	-        	702,905

		                          			$3,244,906     	67,897    	95,566	   3,217,237


Realized gains and realized losses were $56,564 and $11,790 in 1996 and 1995, respectively.

The amortized cost and fair values of mortgage and asset-backed securities and corporate debt securities at December 31, 1996, based on contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


  	                                   				  	Amortized         	Fair
                                               cost             value
Due in one year or less		                	  	$2,402,989	     	2,409,665
Due after one year and through five years	     	700,374		      	703,296
Due after five years and through ten years	     	65,117	       		65,702
Due after ten years			                       	1,783,749     		1,665,923

					                                       	$4,952,229     		4,844,586


(5)	Income Taxes
Federal income taxes consist of the following components:

                           					         	1996  	       		1995

		Current	                          		 	$426,407	      	281,833
		Deferred                           				123,870    			(112,842)

                                  						$550,277       		168,991


In 1995, the Company filed amended corporate tax returns to recharacterize certain equity payments, and received a tax refund of $233,634, including interest of $18,920 related to these filings.

Federal income taxes differ from the amount computed by applying the expected U.S. corporate income tax rate to income before Federal income taxes for the years ended December 31 as follows:



                                        					 	1996		            	1995
                                     					Amount		Percent   	Amount 		Percent

Computed  expected  rate		              	$539,917  	34.0%	  $404,274	   34.0%
Tax effect of permanent differences:
    Dividend income received from
        domestic corporation		             (4,684)		(.3)	    (24,021)	 	(2.0)
    Meals and entertainment deduction      	3,530	  	.2        4,271	    	.4
    Adjustment to prior year tax returns  	11,923	  	.8    	(214,714) 	(18.1)
    Other		                                		(409) 		-         	(819)	  	(.1)

                                     					$550,277  	34.7%   $168,991  	14.2%



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are presented below.



	                                         				   	  	1996	       		1995

Deferred tax assets:
  Accounts payable and accrued expenses	          	$142,395	     	141,810
 	Unrealized loss on investment securities          	15,368	      		9,407

       			Total deferred tax assets               		157,763	    		151,217


Deferred tax liabilities:
 	Service fees receivable			                        490,070    			375,416
 	Prepaid expenses				                              	70,405     			62,039
 	Furniture, equipment and computer software	       	26,710     			25,062
 	Other	                                             		-		           	213

       	Total gross deferred tax liabilities	      	587,185	    		462,730


       	Deferred Federal income taxes, net      			$429,422     		311,513


There was no valuation allowance for deferred tax assets at December 31, 1996 and 1995.

(6)	Commitments

(a)	License Fees

	(i)	HSD Software License
On March 21, 1994, the Company entered into a software license and beta site agreement with Health Services Design Corporation (HSD) for the use of a software application developed and owned by HSD. The agreement calls for a license fee of $145,000 and additional license fees which are priced in tiers based upon the total number of users on the system, has no specific term, and is cancelable by the Company or HSD at any time. Total license fee paid was $60,000 for 1996 and 1995 related to this agreement.

	(ii)	VHS Software License
On May 31, 1995, the Company entered into a software licensing agreement with Value Health Science, Inc. (VHS). The initial license term began on the day VHS successfully installed the related software, and ends three years later. The license term will automatically renew for one more year at the third anniversary of the commencement date and each anniversary thereafter. The agreement calls for a $30,000 one-time customization fee which was paid in 1995. On an ongoing basis, the agreement calls for minimum monthly fees of $4,167 plus claim processing fees and out-of-pocket costs with respect to storage and processing. The maximum annual license fee shall not exceed $300,000.

(b)	Consulting Agreement
On October 20, 1995, the Company entered into a consulting agreement with Olympic Health Management System, Inc. to develop and implement a Medicare supplement product. The agreement may be terminated with 90 days notice at any time by the Company. The agreement called for monthly fees of $11,000 until April 1996 and $2,500 monthly in May 1996 through April 1997. Total fees related to this agreement amounted to $64,000 and $27,500 in 1996 and 1995, respectively.

(c)	Leases
The Company leases its office facilities under terms of an operating lease expiring in September 1999. The lease provides for monthly minimum rent payments and includes a renewal option for an additional five years.

Rental expense charged to operations under the operating lease for the years ended December 31, 1996 and 1995 was $148,500 and $140,608, respectively.

Future minimum lease payments under the operating lease for the year ended December 31 are as follows:

            		1997   	$185,266
	            	1998   		188,990
            		1999	   	132,608
			                   $506,864



(7)	Related Party Transactions - Operating Revenue and Service Fees
    Receivable
Operating revenue includes $2,063,365 and $1,441,400 for administrative service fees charged to owner and affiliated hospitals and network access fees charged to owner and affiliated hospitals through third-party administrators for the years ended December 31, 1996 and 1995, respectively.

As of December 31, 1996 and 1995, service and access fees receivable of $668,046 and $511,371, respectively, were outstanding related to these revenues.


(8)	Acquisition
Effective January 31, 1995, the Company acquired 100% of the stock interest in Pacific Health Systems, Inc., a dental Preferred Provider Organization
(PPO) operating in the state of Washington, by delivering cash of $45,000 and a noninterest-bearing note of $45,000 paid in full on January 31, 1996. In addition to the fixed purchase price, the Company will make contingent purchase price payments to be calculated as 50% of the dental PPO net income, as defined in the purchase agreement, in excess of $295,000 for each of the calendar years 1995 and 1996 with an aggregate amount not to exceed $260,000. No contingent purchase price payments were incurred in 1996 and 1995. The acquisition has been accounted for as a purchase with the entire purchase price allocated to goodwill. The operation of the PPO was merged into the Company and the result of operations of the PPO have been included in the Company's consolidated financial statements from the date of acquisition.

(9)	Fair Value of Financial Instruments
On January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Values of Financial Instruments, as modified by SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. SFAS No. 107 requires disclosures of fair value for financial instruments, whether or not they are included in the balance sheet, for which it is practicable to estimate fair value. SFAS No. 119 requires disclosures about amount, nature and terms of derivative financial instruments.


The Company's financial instruments included in the December 31, 1996 and 1995 balance sheets consist of investment securities available for sale. The fair value of the investment securities is based on quoted market prices (note 4).

During 1995, the Company entered into call option contracts for the sales of certain securities available for sale to third parties at specified future dates for fixed prices. The call options were exercised in 1996 at a net loss of $14,260. No call option contracts are held by the Company at December 31, 1996. The cost, call value and fair value of the related investment securities available for sale at December 31, 1995 was $130,200, $167,250 and $140,675, respectively.

(10)	Retirement Plan
The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan
(Plan) covering substantially all employees that are not already covered by a collective bargaining agreement. Under the Plan, employees can defer up to 12% of the eligible compensation. The Company matches 50% of the employee contribution, up to 6% of the participant's eligible salary. The Company also has the option to make an additional profit sharing contribution to the Plan. Employer contributions to the Plan for the years ended
December 31, 1996 and 1995 amounted to $45,645 and $36,860, respectively.



(11)	Subsequent Event
In March 1997, First Choice Health Plan, Inc., a wholly-owned subsidiary of First Choice Health Network, Inc., signed a letter of intent to consolidate First Choice Health Plan, Health First Partners and Health Washington health plans. The terms of the merger agreement have not been formalized and would be subject to approval by the Office of Insurance Commissioner in the State of Washington.

In March 1997, the Company transferred an additional $5 million in cash and investments to its subsidiary First Choice Health Plan, Inc., in connection with its licensure and product introduction as a health care service contractor.

(12)	Contingency
In connection with Overlake Hospital becoming a shareholder in December 1996, the Company incurred a contractual contingent liability for exclusivity damages to another hospital shareholder of up to $600,000. Since the amount of any damages is not reasonably estimable, no amount has been reflected in the consolidated financial statements as of December 31, 1996.

____________



Item  8.	Changes in and Disagreements with Accountants
       		on Accounting and Financial Disclosure.

       		None.


Item 9.	Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16 (a) of the Exchange Act.

		The executive officers and directors of First Choice are as follows:


      Name              	Age           	Position

Gary R. Gannaway         	48   President & Chief Executive Officer
Randolph R. Barker       	41   Vice President-Network Management
Nancy Cortez             	49   Vice President-Compliance & Communications
Ross D. Heyl             	43   Vice President-Marketing
Barbara J. Morrett, R.N. 	50   Vice President-Health Care Management
David Peel               	36   Vice President -Finance,
				                           Underwriting/Product Development
Judith A. Sarafin        	41   Vice President-Operations
Ricord B. Winstead, M.D.		49   Vice President & Medical Director
William B. Connoley     		55   Director (I)
Paul M. Elliott        			56   Director (III)
Andrew Fallat	          		49   Director (II)
John L. Fleming, M.D.   		53   Director (II)
Phillip J. Haas		        	48   Director (III)
Richard Lipsky, M.D.    		52   Director (III)
Barbara L. Mauk			        51   Director (I)
Richard A. McGee, M.D.   	52   Director (I)
Richard E. Rust, M.D.	   	70   Director (I)
Robert H. Smith	         	52   Director (II)
Clyde D. Walker		        	41   Director (II)
__________________
    (I) 	Term Expires in 1997.
   (II) 	Term Expires in 1998.
  (III) 	Term Expires in 1999.




 Gary R. Gannaway assumed the position of President and Chief Executive Officer of First Choice in January 1996. Mr. Gannaway has an extensive background in the development and marketing of managed health care and creating innovative partnerships between physicians and hospitals.
Mr. Gannaway has served as Principal and President of Dauner, Gannaway and Associates, a managed care consulting and management company, with offices in Phoenix, Arizona and Wichita, Kansas, from 1987 to 1995. During the same period he has served as President and CEO of Premier healthcare of Arizona, a statewide HMO; as President of the Arizona Healthcare Alliance of Phoenix, which developed and marketed seven area PHOs; and Vice President for western U.S. managed care operations at Aetna Health Plans.


	Ricord B. Winstead, M.D., Vice President and Medical Director, joined First Choice in October 1995 and is responsible for the First Choice's utilization management program and for relations with First Choice's the physicians participating in the Company's PPO. Dr. Winstead served as Associate Regional Chief of Staff for the north district of Group Health Cooperative of Puget Sound. He has been Medical Director of Puget Sound Division of QualMed Health Plan and Cigna Health Plan of Washington.
Dr. Winstead is a certified member of the American Board of Family Practice and is a member of the American College of Physician Executives and of the national, state and county Academies of Family Physicians. He is the immediate past president of the King County Academy of Family Physicians.
Dr. Winstead was licensed to practice family medicine in Washington state in 1980 after earning his M.D. degree from the University of Washington School of Medicine. He received his Bachelor's degree from John Hopkins University in Baltimore and completed his residency in family practice at Swedish Hospital in Seattle in 1982.


	Randolph R. Barker, Vice President, Finance, and Treasurer, Randy Barker joined First Choice in 1986. Mr. Barker served as acting Chief Executive Officer of the Company on three separate occasions, the most recent being from May 1, 1995 to in January 16, 1996, the interim period between James Stumpfel's resignation as President and Gary Gannaway's commencement in such office. Mr. Barker was a consultant and partner in Northwest Management Associates, specializing in financial analysis and business planning, from 1984 to 1985, an Assistant Vice President at Seafirst Bank from 1982 to 1983, and a consultant in the Seattle office of Arthur Andersen & Co., from 1979 to 1982, an Assistant Vice President at Seafirst Bank from 1982 to 1983, and Consultant and Partner in Northwest Management Associates, specializing in financial analysis and business planning from 1984 to 1985.
	Subsequent to December 31, 1996 Mr. Barker assumed the position of Vice President, Network Management after a realignment of the Company's Finance and Network Management areas. Mr Barker terminated his employment with the Company on March 28,1997.


	Ross D. Heyl, Vice President, Marketing, Ross Heyl joined First Choice in 1985. From 1982 to 1985, Mr. Heyl was an account executive for Rollins
Burdick Hunter of Washington; and from 1980 to 1982, he was employed by Penn Mutual Life Insurance Company in San Francisco and Seattle. Mr. Heyl is a licensed health insurance agent in the state of Washington.

	Barbara J. Morrett, R.N., Vice President, Health Care Management, Barbara J.
Morrett joined First Choice in May  1993.  From 1989 to 1993, Ms. Morrett
served as Director of Product Services for Mediqual, Inc. in Westborough,
Massachusetts, and prior thereto, she served as the Manager of Product
Development for Intracorp.

	Judith A. Sarafin, Vice President, Operations joined First Choice in November, 1994. Ms. Sarafin served as Information Systems Manager from 1992 to 1994 and as Manager of the Claims Audit Department from 1988 to 1992 at King County Medical Blue Shield in Seattle. Ms. Sarafin was a health care consultant with KPMG Peat Marwick, Seattle, and prior to that worked for Group Health Cooperative as claims systems implementation project manager, medical technologist and billing supervisor.

	David Peel, Vice President, Product Development and Underwriting joined First Choice in July 1996. Mr. Peel served as Vice President and Chief Financial Officer for Premier Healthcare of Arizona from 1995 to 1996 and as Associate Director, Provider Contracting for Samaritan Healthplan in Phoenix, Arizona from 1987 to 1995.
	Subsequent to December 31, 1996, Mr. Peel assumed the position of Vice President, Finance after a realignment of the Company's Finance and Network Management areas.

 Mr. Connoley has been a director of First Choice since July 1995. Mr. Connoley is President and Chief Executive Officer of MultiCare Health System. He is also Chairman of Health Washington, a healthcare partnership which includes MultiCare Health System, Tacoma, Swedish Health Services, Seattle and Ballard, Evergreen Hospital Medical Center, Kirkland, and Stevens Healthcare, Edmonds. He is a member of the American College of Hospital Administrators and the Washington State Hospital Association.

	Paul M. Elliott has been a director of First Choice since September 1989. Mr. Elliott is President and CFO for Cafe Fonte in Seattle. Mr. Elliott has served as Director of Plan of Pepsi Cola in Seattle from July 1993 through 1995, and from August 1981 through June 1993, Mr. Elliott served as Senior
Vice President, - Finance Operations, and Treasurer of Al Pac Corporation.

	Andrew Fallat has been a director of First Choice since July 1995. He has been the Chief Executive Officer at Evergreen General Hospital for 14 years.
Mr. Fallat is the Chief Executive Officer of Evergreen Community Health Care, Puget Sound's largest and most comprehensive hospital based hospice and home health program, mobile paramedic services and a broad range of other community based health assistance programs. He is a board member on the Foundation for Health Care Quality, a Fellow in the American College of
Healthcare Executives and is the College's Regent for the state of Washington.

	John L. Fleming, M.D., has been a director of First Choice since July 1995.
Dr. Fleming is a practicing physician in family practice at the Roosevelt
Medical Center where he has been CEO since 1988.  He is also a consulting physician at Seattle Pacific University.  He has been a member of the
American Academy of Family Physicians and the King County Medical Society
since 1970.  He is currently on the Board of Directors of Northwest Health
Partners, the Board of Directors of Pacific Consolidated Services
Corporation, and Secretary-Treasurer of the Medical Staff of Northwest
Hospital.

	Phillip J. Haas has been a director of First Choice since July 1995. Mr. Haas is Administrator Primary and Managed Care of Valley Medical Center. From 1988 through 1993, he was Executive Director of Virginia Mason Health Plan, an HMO serving over 40,000 members. From 1985 to 1988, Mr. Haas was President of First Choice Health Network. He has previously served as Senior Vice President of the Illinois Hospital Association, president of a hospital shared services organization, and administrative director of a medical school-based prepaid group practice plan. He is a Fellow of the American College of Healthcare Executives.

	Richard Lipsky, M.D., has been a director of First Choice since September 1989. Since November 1991, Dr. Lipsky served as a physician managed care advisor for Evergreen Hospital Medical Center, and since January 1993 he has been in practice with Evergreen Medical Group. Prior thereto, Dr. Lipsky was in private practice.

	Barbara L. Mauk has been a director of First Choice since May 1986. Ms. Mauk is a vice president with The Reppond Company, a sister corporation of Benefits-Trust Administrators Inc. and Group Data Administrators, one of the communities leading companies offering employee benefits planning. Since 1990, Ms. Mauk hads previously been a Managing Partner of Mauk, Lanbar & Bailey, Inc., a business consulting firm in operation since 1990. Prior thereto, she served as Vice President, Human Resources and Corporate Services for KIRO Broadcasting, Inc.

	Richard A. McGee, M.D., has been a director of First Choice since July 1995.
Dr. McGee has a full-time medical oncology practice and is the president of the Puget Sound Cancer Center.  He is the Medical Director of Stevens
Healthcare, a Public Hospital District, and is a consultant in Medical Staff affairs to other area hospitals.  He is a member of the Board of Directors of the Washington State Medical Oncology Society and is Chairman of the Quality
Assurance Committee of Stevens Health Network, a local PHO.  He is a Clinical
Associate Professor of medicine at the University of Washington and is a
Fellow of the American College of Physicians.  He has served in the past as
Chief of the Medical Staff, chairman of several medical staff committees, and as Vice-Chairman of the board of Directors of Snohomish County Physicians
Corporation, a Blue Shield company.

	Richard E. Rust, M.D., has been a director of First Choice since May 1986. Dr. Rust is a retired family physician. His past activities include serving as Trustee of the Washington Academy of Family Physicians; Trustee, King
County Medical Society; Trustee and Vice Chairman of King County Medical Blue Shield; and President of King County Academy of Family Physicians. He was
Chief of Medical Staff of Northwest Hospital in 1965.

	Robert Smith has been a director of First Choice since January 1995. Mr. Smith has been Executive Vice President and Chief Financial Officer of Good Samaritan Community Hospital since 1985. Mr. Smith is a certified public accountant (CPA) and a certified healthcare executive (CHE). Previously, Mr. Smith served as Chief Financial Officer for Roseville Community Hospital near Sacramento from 1983 to 1985, and Merle West Medical Center in Klamath Falls, Oregon from 1974 to 1983. and a senior accountant
with Ernst & Young in San Diego from 1972 to 1974.   Mr. Smith served
actively with the Healthcare Financial Management Association in various posts, including chapter president, and has recently served as treasurer of the Board of Directors of the Puyallup branch of the YMCA. Mr. Smith is currently on the Washington State Hospital Association DRG Advisory Board and has served as an advisory Board member for healthcare reimbursement issues for the State of Washington.

	Clyde D. Walker has been director of First Choice since April 1995. Mr. Walker is Vice President, Human Resources of Olin Aerospace Division
and Olin Aerospace Company in Redmond, Washington, where it has been his responsibility to design and manage the company's medical benefits plan covering over 700 employees and their dependents. Mr. Walker previously served as Director, Contracts and Pricing. He is actively involved in community efforts including the Guiding Light organization which provides positive role models for young African-American males. Mr. Walker serves on the board of directors of Big Sisters of King County and mentors athletes at the University of Washington. He received an M.B.A. degree from City University and a B.A. Degree in Business from the University of Washington.
                   ______________________________


	The Company's Board of Directors proposed an amendment of the Bylaws to modify the membership of the Board, and on June 29, 1995, the shareholders approved the changes unanimously.

	Classification of Directors. - The management of this corporation shall be vested in a Board of Directors. Effective from June 29, 1995, the Board of Directors shall consist of eleven individuals: Four (4) directors (the
"Class A Directors") shall be physicians representing Class A shareholders.
Four (4) directors (the "Class B Directors") shall represent Class B shareholders and any public hospitals that have made capital contributions to the corporation ("participating hospitals"). Three (3) directors (the
"Class C Directors") shall represent employers other than health care providers and/or be consumers of health care services.

The Board shall be divided into three categories as follows:

	Category I:   One Class A Director, one Class B Director, and one
               Class C Director.
	Category II:  Two Class A Directors, one Class B Director, and one
               Class C Director.
	Category III: One Class A Director, two Class B Directors, and one
               Class C Director.


	Directors may be removed, with or without cause, by an affirmative vote of the holders of at least 75% of the outstanding shares of each class of Common Stock, and the number, classification, qualifications and terms of directors may not be altered except by such class voting.

	A quorum of six directors is generally required to transact business at a meeting of the Board, except that a quorum of eight directors is required for determination of the admission and expulsion of shareholders and "members"
(i.e., PPO physicians), the fees charged for and/or paid to health care providers, and any issues reviewed by the Board regarding the limitation or termination of health care provider contracts.

	____________________________________________


Item  10.	Executive Compensation.


	The following table sets forth a summary of the compensation earned by the Company's President and Chief Executive Officer and each other executive officer who earned in excess of $100,000 in each of the last three fiscal years:


Name and Principal             	Annual Compensation        	All Other
Position              	Year    	Salary    	Bonus           	Compensation

Gary Gannaway (1)      	96    	$185,153   	$100,000       	$75,000 	(5)
President and          	96                               	$  4,500 	(2)
Chief Executive Officer

Randolph Barker        	96    	$107,923  	$  15,000       	$ 4,016	(2)(5)
Vice President, Finance	95    	$ 97,959  	$  19,500       	$ 3,801	(2)(5)
and Acting CEO         	96	    $  3,500	(3)
                       	95    	$ 26,250	(3)
                       	94    	$ 92,944  	$  17,400       	$ 3,401	(2)(5)

Ross Heyl              	96    	$ 90,252  	$  15,000       	$ 3,215	(2)(5)
Vice President ,
Marketing

Ricord Winstead        	96	    $141,197	  $  15,000	       $  4,248	(2)(5)
Vice President,
Medical Director


James G. Stumpfel (4)  	96	   $ 19,999	(4b)
President and	          95   	$ 56,934           	0        	$  0      	(5)
Chief Executive Officer	95   	$108,040	(4b)      	0        	$  0      	(5)
                       	94	   $124,139	    $ 79,200	       $63,361	(4a)(5)
__________

1)  Mr. Gannaway commenced serving as Chief Executive Officer on
    January 15,1996.

1a)	Consists of $35,000 relocation expenses and $40,000 sign-on bonus.

(2)	Consists of employer contributions to the Company's 401(k) plan.

3)	Pursuant to Mr. Stumpfel's resignation, Mr. Barker served as interim
   Chief Executive Officer from May 1, 1995 through January 14, 1996. Additional compensation for these duties was approved by the Board of Directors.

4)	Mr. Stumpfel commenced serving as Chief Executive Officer on
   February 1, 	1994.

4a)	Consists of $3,361 in employer contributions to the Company's 401 (k)
    plan and	$60,000 in relocation expenses.

4b) Mr. Stumpfel resigned on April 27, 1995 and per contractual agreement
    received	compensation for a period of nine months.

5)	The Company does not offer long term incentive plans to any of it's
   executive	officers.


	Barbara L. Mauk, the Chairman of the Board, has been compensated $500 per month (inclusive of attendance at regular Board meeting) and an additional
$150 per hour for committee meetings since July 1, 1994. All other directors were compensated $50 per hour prior to February 1, 1995 and have received $75 per hour for attendance at Board and committee meetings since February 1, 1995. The Chairman and directors compensation remained the same through December 31, 1996.




Employment Agreements

	On October 19, 1995, Gary R. Gannaway entered into a five year employment agreement as the Company's President and Chief Executive Officer, filling the vacancy created by the resignation in April 1995 of James G. Stumpfel.
Mr. Gannaway commenced employment on January 16, 1996. Under his employment agreement with First Choice, Mr. Gannaway will be employed for a five-year term expiring January 15, 2001 and will receive an annual base salary of $200,000 for 1996, subject to a minimum 5% annual increase, and will be allowed $6,000 per annum for automobile expenses. The Company has also agreed to provide Mr. Gannaway with group life insurance coverage in a dollar amount equal to twice his annual base salary as well as comprehensive medical, dental and disability insurance coverage.

	On January 26, 1996, First Choice paid Mr. Gannaway $35,000 to cover expenses related to relocating to the Seattle, Washington area and to subsidize any down payment obligation relating to the purchase of a home, and $20,000 of a $40,000 sign-on bonus. The balance of the sign-on bonus was paid out on March 20, 1996.

	In each of the years of the employment agreement subsequent to the initial year, Mr. Gannaway will be eligible to receive a bonus of up to 60% of his annual base salary, based on achieving performance criteria established by the Board of Directors.

	On February 1, 1994, James G. Stumpfel commenced employment as the Company's President and Chief Executive Officer, filling the vacancy created by the resignation in December 1993 of Clayton S. Field. Under his employment agreement with First Choice, Mr. Stumpfel is employed for a five-year term expiring January 31, 1999 and receiveds an annual base salary of $140,000 ($160,000 for 1995), subject to a minimum 5% annual increase, and was allowed $7,200 per annum for automobile expenses. The Company has also agreed to provide Mr. Stumpfel with group life insurance coverage in a dollar amount equal to twice his annual base salary as well as comprehensive medical, dental and disability insurance coverage.

	In February 1994, First Choice paid Mr. Stumpfel $60,000 to cover expenses related to relocating to the Seattle, Washington area and to subsidize any downpayment obligation relating to the purchase of a home. To further assist Mr. Stumpfel with respect to his relocation, on March 18, 1994, First Choice made a loan to Mr. Stumpfel in the principal amount of $18,500, payable on April 1, 1996, with interest at the rate of 4.5% per annum, compounded annually, and subject to prepayment in whole or in part with any bonus payable to Mr. Stumpfel prior thereto. Mr. Stumpfel fully paid such note in February 1995, with interest thereon forgiven by the Company's Board of Directors.

	In each of the years of the employment agreement subsequent to the initial year, Mr. Stumpfel will be eligible to receive a bonus of up to 60% of his annual base salary, based on achieving performance criteria established by the Board of Directors.

	The Company entered into a three-year employment agreement with Randolph Barker on March 1, 1994, pursuant to which Mr. Barker is serving as Vice President, Finance and Treasurer, and received an annual base salary of $101,530, in 1996, subject to a minimum 3% annual increase. In addition, Mr. Barker is eligible to receive a bonus of up to 20% of his base salary, based upon achieving pre-determined performance criteria, and is allowed approximately $2,500 per annum for automobile expenses. The Company has also agreed to provide Mr. Barker with group life insurance coverage in a dollar amount equal to twice his annual base salary as well as comprehensive medical, dental and disability insurance coverage.

	The Company entered into a three-year employment agreement with Ross
D. Heyl on March 1, 1994, pursuant to which Mr. Heyl is serving as Vice President, Marketing, and received an annual base salary of $86,500 in 1996, subject to a minimum 3% annual increase. In addition, Mr. Heyl is eligible to receive a bonus of up to 20% of his base salary, based upon achieving pre-determined performance criteria, and is allowed approximately $5,000 per annum for automobile expenses. The Company has also agreed to provide Mr. Heyl with group life insurance coverage in a dollar amount equal to twice his annual base salary as well as comprehensive medical, dental and disability insurance coverage.


	At December 31, 1996, the respective employment agreements of Messrs. Gannaway, Barker and Heyl provided that in the event of termination of their respective employment by the Company, Mr. Gannaway, Mr. Barker or Mr. Heyl, as the case may be, would be entitled to receive, as severance, (a) his respective base salary for a period of twenty-four months, but reduced for each day of service not to go below twelve months (with respect to Mr. Gannaway) or six months (with respect to Mr. Barker and Mr. Heyl) or until such person secures other employment, whichever occurs first, and (b) life, health and disability insurance coverage during such period, subject to the terms of the Company's related insurance policies, unless such termination arises for any of the following reasons: theft, conviction of a felony, illegal substance abuse, alcohol addiction, gross neglect of duty, or conduct unbefitting a person employed as the senior executive officer of a company.

	On April 27, 1995, the Company's Board of Directors requested and received the resignation of Mr. Stumpfel and has paid the specified amounts in accordance with the terms of his employment agreement.

	At December 31, 1996, the respective employment agreements of Messrs. Gannaway, Barker and Heyl provided that in the event the Company merges with, acquires or is sold to another entity or business and it can reasonably be determined that Mr. Gannaway, Mr. Barker or Mr. Heyl, as the case may be, is no longer being authorized to perform substantially the duties of President and Chief Executive Officer (with respect to Mr. Gannaway), Vice President, Finance and Treasurer (with respect to Mr. Barker), or Vice President, Marketing (with respect to Mr. Heyl), Mr. Gannaway, Mr. Barker or Mr. Heyl, as the case may be, may elect to terminate his respective employment, in which event he shall be entitled to the same severance pay and benefits that he would otherwise have been entitled to following a termination without cause, for a period of 12 months (with respect to Mr. Gannaway) or six months (with respect to Mr. Barker and Mr. Heyl) or until the applicable person secures other employment, whichever occurs first. On March 28, 1997, Mr. Barker terminated his employment and under the terms of the agreement the Company will record a charge to operations in 1997 in accordance with the afore mentioned terms.


	At December 31, 1996, the respective employment agreements provided that Mr. Gannaway may terminate his employment on 90 days' prior written notice, and Mr. Barker and Mr. Heyl on 30 days' prior written notice, and that Mr. Gannaway, Mr. Barker and Mr. Heyl will keep information about the Company confidential and will not compete with the Company by accepting employment or otherwise becoming associated with any other managed care organization owned or operated in any geographic areas served by the Company, for a period of 12 months ( with respect to Mr. Gannaway) and nine months
(with respect to Mr. Barker and Mr. Heyl) following their respective voluntary termination's of employment. Mr. Barker's and Mr. Heyl's employment agreements at December 31, 1996 also provided that if, at the expiration of the term of their respective contracts, the Company offers a new contracts to Mr. Barker and Mr. Heyl the terms of which are no less favorable than the terms of their present contracts, and Mr. Barker and Mr. Heyl do not accept such offer, then Mr. Barker and Mr. Heyl will not accept employment by or be associated with any other managed care organization owned and operated in geographic areas served by the Company for a period of 12 months following the expiration of his present contract.

	At December 31, 1996, the respective employment agreements of Messrs. Barker and Heyl also provided that the Company will indemnify Mr. Barker and Mr. Heyl against any liabilities incurred by either in the conduct of their individual employment other than those as to which they are adjudged to have been liable for misconduct in the performance of their respective duties, as such standards of conduct are set forth in the Company's Restated Articles of Incorporation and Bylaws. The Company has also agreed to obtain officers' and directors' liability insurance, subject to its reasonable availability, providing coverage for Mr. Barker and Mr. Heyl for any liability incurred by either arising out of their respective positions, whether or not the Company would otherwise be required to indemnify them.





Item  11.	Security Ownership of Certain Beneficial Owners
         	and Management.


	The following table sets forth as of March 31, 1996, information with respect to the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock by (i) each person known by the Company to own beneficially more than five percent of either the Class A Common Stock or Class B Common Stock, (ii) each of the persons named in the Summary Compensation Table set forth in "Item 10. Executive Compensation" of this
Part I of this Annual Report, (iii) each director, and (iv) all directors and executive officers as a group, together with their percentage ownership of each such class of Common Stock.


                                					Shares Owned         	Percent  of
   Name                          	Class A  	Class B     	Class A  	Class B

Northwest Hospital
 1550 North 155th
 Seattle, WA  98133	                -        	5,800         	-      	14.3%

Providence-General
	14th and Colby
 Everett, WA  98201	                -       		5,800 (1)     	-      	14.3%

Good Samaritan
 Community Healthcare
 407-14th Avenue S.E.
 Puyallup, WA  98371	               -        	5,800	          -	     14.3%

Multicare Medical Center
 409 South J
 Tacoma, WA  98405                  -         5,800           -      14.3%

Empire Health Services
 80 Fifth Avenue
 Spokane, WA  99210	                -	        5,800	          -	     14.3%

Swedish Medical Center
	747 Broadway
	Seattle, WA  98114	                -	        5,800	          -	     14.3%

Overlake Hospital Medical Center
	1035 116th Avenue N.E.
	Bellevue, WA  98004	               -	        5,800	          -	     14.3%

William B. Connoley		                           - 	            *      	-
Paul M. Elliott		                               -	             *	      -
Andrew Fallat		                                 -	             *	      -
John L. Fleming, M.D.	              1	          -	             *	      -
Phillip J. Haas		                               -	             *	      -
Richard Lipsky, M.D.	               1	          -	             *	      -
Barbara L. Mauk		                               -	             *	      -
Richard A. McGee, M.D.		            1           -	             *	      -
Richard E. Rust, M.D.	              1	          -	             *	      -
Robert H. Smith		                               -	             *	      -
Clyde D. Walker		                               -	             *	      -

All directors and executive officers
officers as a group (4 persons)
                                   	4       	40,600            *	     100%


(1)	Pursuant to a settlement agreement with the Attorney General of the
State of Washington,	Providence-General (i) is permitted to exercise its
voting rights with respect to such shares only when requested to do so by the Board of Directors of First Choice, (ii) is prohibited from attempting
to direct, control or influence the business operations of First	Choice
through its status as shareholder, (iii) is permitted access as a
shareholder only 	to documents and information approved by the Board of
Directors of First Choice, and	(iv) is required to divest itself of such
shares if a commercially reasonable offer is	initiated by First Choice to
repurchase such shares at fair market value.


	Three additional hospitals in the state of Washington (Evergreen Hospital Medical Center, 12040 N.E. 128th Street, Kirkland, WA 98034, Valley Medical Center, 400 S. 43rd Street, Renton WA 98055, and Stevens Memorial Hospital,
21601 76th Avenue, Edmonds, WA 98026) are not shareholders of the Company, but have made capital contributions to the Company in consideration of contractual rights substantially similar to the rights to which each holder of Class B Common Stock is entitled, including liquidation and dividend rights, but excluding voting rights. See "Item 8. Description of Securities."




Item  12.	Certain Relationships and Related Transactions.


	In July 1996, Swedish Medical Center, a Washington non-profit corporation, purchased 5,800 shares of the Company's Class B Common Stock at a purchase price of $160.60 per share, or an aggregate of $931,848. On July 16, 1996 the purchase price was paid in full.

	In December 1996, Overlake Hospital Medical Center, a Washington non-profit corporation, purchased  5,800 shares of the Company's Class B Common Stock at a purchase price of $258.62 per share, or an aggregate of $1,500,000.  On
December 19, 1996, $1,000,000 was received by the Company and accordance with the terms of the contract $250,000 is to be paid in December 1997 and
$250,000 in December 1998.

	Pursuant to their respective health care facility service contracts with First Choice, the holders of the Class B Common Stock and the Hospital Participants paid the following aggregate fee to First Choice in 19964:
Northwest Hospital:   $81,159;  Providence-General: $150,174;  Good
Samaritan Community Healthcare:  $136,808;  Multicare Medical Center:
$207,271;  Empire Health Services:  $138,525;  Evergreen General Hospital:
$100,997; Valley Medical Center:  $134,144; and Stevens Memorial Hospital:
$88,093; Swedish Hospital:  $265,861; and Overlake Hospital Medical Center:
$ 0..


Item  13.	Exhibits, List and Reports on Form 8-K.

(a)	Exhibits

2.1 	Copy of Registrant's Restated Articles of
   	 Incorporation.*

2.2 	Copy of Registrant's By-Laws.*

10.1	Form of Agreement between Registrant and
	    Physician	participating in PPO. **

10.2	Form of Health Care Facility Service Contract
   	 between Registrant and Hospital participating in PPO.*

10.2a	Copy of Agreements dated May 1, 1985, and May 17, 1993,
   	  respectively, with Northwest Hospital.*

10.2b	Copy of Agreement dated May 1, 1985, with	Providence-
     	General (formerly General Hospital of Everett).*

10.2c	Copy of Agreement dated May 1, 1985, and amendment dated
     	July 1, 1993, with  Good Samaritan Community Hospital.*

10.2d	Copy of Agreement dated March 10, 1986, with Multicare
    	 Medical Center.*

10.2e	Copy of Addendum to Agreement dated April 30, 1992, with
      Empire Health Services.*

10.2f	Copy of Agreement dated September 6, 1985, and addendum
     	dated June 17, 1992, with Evergreen General Hospital .*

10.2g	Copy of Agreement dated November 19, 1993, with General
      Hospital of Everett.*

10.2h	Copy of Agreement dated December 9, 1991, and addendum dated
      November 1, 1992 with Stevens Memorial Hospital .*

10.3	Form of Agreement between Registrant and Health Care
    	Provider other than Hospitals and Physicians participating in PPO.*

10.4	Form of Agreement between Registrant and Third Party Administrator.*

10.5	Form of Agreement between Registrant and Insurance Company .*

10.6	Copy of Participation Agreement dated March 27, 1985, between
    	Registrant and King County Public Hospital District No.2 ( Evergreen
  	  General Hospital ).*

10.7	Copy of Participation Agreement dated March 26, 1985, between
     Registrant and Valley Medical Center.*

10.8 Copy of Participation Agreement dated December 19, 1991, between Registrant and Public Hospital District No.2 of Snohomish County
     (Stevens Memorial Hospital) and related Promissory Note in the aggregate principal amount of $ 566,000.*

10.9a	Copy of Promissory Note dated June 10, 1991, in aggregate principal
   	  amount of $453,000 issued by Empire Health Services.*

10.9b	Copy of Subscription Agreement dated July 25, 1991, between
     	Registrant and Empire Health  Services.*

10.9c	Copy of Stock Pledge Agreement dated July 25, 1991, between
     	Registrant and  Empire Health Services.*

10.10	Copy of Settlement Agreement effective December 16, 1993, among
     	the Attorney General of the State	of Washington, the Sisters of
     	Providence in Washington and General Hospital Medical Center .*

10.11	Copy of Employment Agreement dated September 1, 1993, as amended,
     	between Registrant and Clayton S. Field.*

10.12	Copy of Employment Agreement dated January 17,	1994, between
    	 Registrant and James G. Stumpfel, and related Promissory Note dated March 18, 1994, in the aggregate principal amount of $18,500.*

10.13a	Copy of Lease dated December 5, 1988, between Registrant and
     	 Martin  Selig.*

10.13b	Copy of Lease Amendments  date  April 5, 1990,	May 29, 1992,
   	   December 2, 1992, and December 20, 1993, respectively, each between Registrant and Martin Selig.*

10.14	Copy of $300,000 Line of Credit dated June 13, 1991, from
     	Seafirst  Bank.*

10.15	Copy of acquisition agreement dated February 1, 1995, between
    	 Registrant and Pacific Health Systems, Inc.

10.16	Copy of Employment Agreement dated March 1, 1994, between
     	Registrant and Randolph R. Barker.**

10.17	Copy of Employment Agreement dated October 19, 1995 between
     	Registrant and  Gary R. Gannaway.**

10.18	Copy of Registrant's Amended By-Laws dated June 29, 1995.

10.19	Copy of Subscription Agreement dated July  16, 1996, between
	     Registrant and Swedish Medical Center.

10.20	Copy of Agreement dated April 22, 1996 between Registrant and
	     Olympic Health Management Systems, Inc. Production Line Management - Medicare Select.

10.20a	Copy of Agreement dated April 22, 1996 between Registrant and
      	Olympic Health Management Systems, Inc. for Administrative
	      Agreement.

10.20b	Copy of Agreement dated April 22, 1996 between Registrant and
	      Olympic Health Management Systems, Inc. for Independent Agent
	      Agreement.

10.20c	Copy of Agreement dated April 22, 1996 between Registrant and
      	Olympic Health Management Systems, Inc. for Supervising Agent
	      Addendum to Independent Agent Agreement.

10.21	Copy of Subscription Agreement dated July 16,1996, between
     	Registrant and Overlake Hospital Medical Center.

10.22	Copy of Employment Agreement dated March 1, 1994 between
     	Registrant and Mr. Ross D. Heyl.**

	______________________

*	Filed as same numbered Exhibit in Registrant's Registration Statement
	on Form 10-SB.

**	Denotes a management contract or compensatory plan or arrangement
  	required to be filed as an exhibit to this Annual Report on Form 10K-SB.


(b)	Reports on Form 8-K.

10.19	Copy of Subscription Agreement dated July  16,1996, between
     	Registrant and Swedish Medical Center.




	SIGNATURES


	In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the  17th  day of April, 1997.


	FIRST CHOICE HEALTH NETWORK, INC.


	By:__/s/Gary R. Gannaway________________
	Gary R. Gannaway
	President and Chief
	Executive Officer

	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       	Name	                     Title	                      Date

                          	President & Chief Executive     	April 24, 1997
 / s / Gary R. Gannaway    (Principal Executive
Gary R. Gannaway         	 Officer)

	                          Vice President-Finance          	April 24, 1997
 / s / David Peel          ( Principal Executive
David Peel               	  and Accounting Officer )

/ s / William B. Connoley
William B. Connoley	       Director	                        April 24, 1997

 / s / Paul M. Elliott
Paul M. Elliott		          Director	                        April 24, 1997

/ s /Andrew Fallat
Andrew Fallat	            	Director	                        April 24, 1997

/ s / John L. Fleming, M.D.
John L. Fleming, M.D	      Director	                        April 24, 1997

/ s / Phillip J. Haas
Phillip J. Haas	          	Director	                        April 24, 1997

/ s / Richard Lipsky, M.D.
Richard  Lipsky, M.D.	    	Director	                        April 24, 1997

/ s / Barbara L. Mauk
Barbara L. Mauk	           Director	                        April 24, 1997

/ s / Richard A. McGee, M.D.
Richard A. McGee, M.D		    Director	                        April 24, 1997

/ s / Richard E. Rust, M.D.
Richard E. Rust, M.D.	     Director	                        April 24, 1997

/ s / Robert Smith
Robert Smith	              Director	                        April 24, 1997

 / s / Clyde D. Walker
Clyde D. Walker 	          Director	                        April 24, 1997






SECURITIES AND EXCHANGE COMMISSION


Washington, D.C.  20549

_____________________




EXHIBITS


TO


FORM 10K-SB


ANNUAL REPORT


UNDER


THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


______________________




FIRST  CHOICE  HEALTH  NETWORK,  INC.

(Name of small business issuer in its charter)