Form 10QSB
period 1997-03-31
FIRST CHOICE HEALTH NETWORK INC
filed 1997-05-15
CIK 922622

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549


FORM 10 - QSB

[   X   ]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
		OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 1997

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
(Address of principal
   executive offices)

(206)292-8255
(Insurer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   __X___		     No   ______

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on May 1, 1997 was 644 shares and 40,600 shares, respectively.

Transitional Small Business Disclosure Format ( check one ):

Yes   ______		No   __X__

Page 1 of 27 Pages




			FIRST CHOICE HEALTH NETWORK, INC.
			INDEX TO FORM 10-Q
		Page
Part I     	Financial Information

	           Item I		Financial Statements

			Consolidated Balance Sheets
			at March 31, 1997 and
			December 31, 1996  . . . . . . . . . . . . . . . . . . . . 		 3

			Consolidated Statements of Operations
			for the Three Months Ended
			March 31, 1997 and 1996 . ..... . . . . . . . . . . . . . . 	 5

			Consolidated Statements of Cash Flows
			for the Three Months Ended
			March 31, 1997 and 1996. . . . . . . . . . . . . . ...... . 	 6

			Notes to Consolidated
			Financial Statements . . . . . . . . . . . . . . . . . . . 		 8

	            Item 2		Management's Discussion and Analysis
			or Plan of Operation . . . . . . . . . . . . . . . . . . . . 		20


Part II    	Other Information

	            Item 1		Legal Proceedings . . . . . . . . . . . . . 	23

	            Item 2		Changes in Securities . . . . . . . . . . . 	23

	            Item 3		Defaults Upon Senior Securities . . . . . . 	23

	            Item 4		Submission of Matters to a
			Vote of Security Holders . . . . . . . . . . . . . . . . . . . 	23

	            Item 5		Other Information . . . . . . . .  . . . . . 	23

	            Item 6		Exhibits and Reports on Form 8-K . . . . . . 	23

			Signatures . . . . . . . . . . . . . . . . . . . . .  . . .    	24


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Balance Sheets
(Unaudited)
March 31, 1997 and December 31, 1996


                                                  	March 31,	    December 31,
Assets                                               1997    	       1996
(Unaudited)


Current assets:
	Cash and cash equivalents                      	$  2,346,194	     2,407,355
	Service fees receivable, net of allowance
	  for doubtful accounts of $98,275 in 1997
	  and $96,187 in 1996	                               740,856	        773,337
	Service fees receivable from related parties	        650,635	        668,046
	Investment securities available for sale	          5,410,880 	     3,072,445
	Federal income tax receivable	       	                                 8,854
	Prepaid expenses	                                    123,220	        207,074
	Licensure deposit refundable	                         60,900
	Other assets	                                         15,250          15,625

		Total current assets	                             9,347,935 	     7,152,736

Furniture, equipment and computer software:
	Furniture and equipment	                           1,184,157 	     1,030,286
	Computer software	                                   149,558         149,558
	License fees 	                                       132,912         193,812

                                              		    1,466,627	      1,373,656

	Less accumulated depreciation and amortization	      792,749         728,819

Net furniture, equipment and
  computer software                           	       673,878	        644,837

Investment securities available for sale	             700,430 	     2,434,921
Restricted indemnity	                                 150,610         150,000
Goodwill, net of accumulated amortization
   of $13,000 in 1997 and $11,500 in 1996    	         77,000	         78,500
Merger development costs	                              63,297
Deferred income taxes		                                                12,159

	                                                	$11,013,150  	   10,473,153


See accompanying notes to consolidated financial statements (unaudited).


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Balance Sheets
(Unaudited)
March 31, 1997 and December 31, 1996


                                                  	March 31,       December 31
Liabilities and Shareholders' Equity	                1997     	        1996
                                                  (unaudited)


Current liabilities:
	Accounts payable	                             $     179,392           88,636
	Accrued expenses	                                   724,196          372,326
	Federal income tax payable	                          71,255
 Deferred income taxes	                              350,521  	       441,581

		Total current liabilities	                       1,325,364          902,543

Deferred income taxes, net	                           25,790	            -

		Total liabilities	                               1,351,154          902,543

Shareholders' equity:
	Common stock:
		Class A, par value $1. Authorized 30,000
			shares; issued and outstanding 648 shares
			in 1997 and 656 shares in 1996	                       648              656
		Class B, par value $1. Authorized 70,000
			shares; issued and outstanding 40,600 shares
			in 1997 and 1996	                                  40,600           40,600
	Additional paid-in capital	                       5,044,689   	    5,046,417
	Shareholder receivable	                         (   500,000)    (    500,000)
	Paid-in capital from affiliates	                  1,472,108   	    1,472,108
	Retained earnings	                                3,674,899   	    3,540,660
	Net unrealized gain (loss) on investment
		securities available for sale, net of deferred
		taxes of $36,549 in 1997 and $15,368 in 1996   (    70,948)    (     29,831)

Total shareholders' equity	                        9,661,996   	    9,570,610

Commitments and subsequent events


                                               		$11,013,150    	  10,473,153


See accompanying notes to consolidated financial statements (unaudited).


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Statements of Income
(Unaudited)

For the Three Months Ended March 31, 1997 and 1996



			 1997	    1996


Operating revenue:
	Management fees	                                 $1,518,312        1,290,105
	Medicare-based revenue	                              51,140
	Premium revenue	                                    835,215
	Other		                                                 212

		Total operating revenue                       	  2,404,879      		1,290,105

Less:  medical expenses                         	(   757,669)

		Gross profit	                                    1,647,210      		1,290,105

Operating expenses:
	Payroll and related                           	     898,638	     	   722,269
	Selling, general and administrative costs	          698,062     		   524,470

		Total operating expenses                      	  1,596,700      		1,246,739

		Operating income                            	       50,510	    	     43,336

Other income (expense):
	Interest and dividends	                             110,176    		     68,536
	Other		                                              21,798   	   	 (  3,389)

                                             			     131,974	    	     65,147

		Income before taxes	                               182,484     		   108,513

Federal income taxes	                            (    48,245)   		   ( 19,522)

		Net income                                    	$   134,239     	     88,991

Net income per common share                     	$      2.85		           1.89


Weighted average shares outstanding	                  47,074       		  58,653

See accompanying notes to consolidated financial statements (unaudited).


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

For the Three Months Ended March 31, 1997 and 1996



								1997		1996


Cash flows from operating activities:
	Net income	                                    	$   134,239	          88,991
	Adjustments to reconcile net income to net cash
		provided by operating activities:
			Depreciation and amortization	                     43,879           30,579
			Deferred income taxes, net	                   (    31,930)    	 (    1,539)
			(Gain) losses realized on
      sales of investment securities	            (    21,798)	          3,389
			Change in certain assets and liabilities:
			  Decrease in service fees receivable 	            49,892	          79,479
			  Decrease in Federal income tax receivable	        8,854           36,203
			  Decrease in prepaid expenses	                    83,854 	         65,922
			  Increase (decrease) in accounts payable	         29,803	      (  138,269)
			  (Increase) decrease in accrued expenses	        351,502	      (   14,307)
			  Increase in Federal income taxes payable	        71,255	             --

				Total adjustments	                               585,311	          61,457

				Net cash provided by operating activities 	      719,550	         150,448

Cash flows used in investing activities:
	Purchase of investment securities
   available for sale	                            (2,678,865)     ( 1,672,279)
	Sales of investment securities
   available for sale	                               184,714          527,904
	Maturities of investment securities
   available for sale	                             1,850,000
	Purchase of furniture, equipment
   and computer software                    	     (   92,519)	    (    13,001)
	Principal received, bonds	                           21,602	          13,866
	Acquisition of merger development costs	         (   63,297) 	         --
	Acquisition of license fees		                                    (       707)
	Increase in restricted indemnity	                (      610)

				Net cash used in investing activities     	   (  778,975)  	  ( 1,144,217)

Cash flows from (used in) financing activities:
	Reduction of note payable                                     		 (    45,000)
	Repurchase of Class A common stock and membership
	  rights from physicians	                        (    1,736)     (       400)

				Net cash used in financing activities	        (    1,736)	    (    45,400)

				Decrease in cash and cash equivalents	        (   61,161)     ( 1,039,169)

Cash and cash equivalents at beginning of period	  2,407,355        2,129,006

Cash and cash equivalents at end of period	    $   2,346,194	       1,089,837

(Continued)


See accompanying notes to consolidated financial statements (unaudited).


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

For the Three Months Ended March 31, 1997 and 1996


                                                       	1997          	1996


(Continued)


Supplemental disclosures of cash flow information:
	Cash paid (received) during the period
     for Federal income taxes                  	$        -       	  (  15,246)


Supplemental disclosure of non-cash investing activity
	Licensure refund receivable                  	 $      60,900	          --





































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

	The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 1997 and
 December 31, 1996, cash equivalents consist of money market funds amounting to
 $151,565 and $232,152, and cash management funds of $1,705,143 and $2,038,291, respectively.

	(e)	Operating Revenue

	Management fee revenue consists primarily of network access fees and hospital administrative fees. Network access fees are recognized as earned during the month of coverage and are recorded at contractual rates. Hospital administrative fees are recognized as earned in the month hospital claims are incurred by a subscriber and are recorded at a contractual percentage of the claims.

	For the three months ended March 31, 1996, 10% of the Company's management fee revenue was provided by one customer.
 (Continued)



FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)




	Premium revenue is generated from health insurance premiums billed to employer groups.  Premiums are billed in the month prior to the coverage date and are recorded as revenue in the month of the subscriber's coverage.

	Medical expenses are comprised of incurred health insurance claims as well as capitation payments made to providers. Medical expenses also include an estimate of claims incurred, but not reported (IBNR), based upon claims lag schedule analysis.

	(f)	Investment Securities

	The Company's investment securities are classified as available-for-sale and are recorded at fair market value, with unrealized holding gains and losses recognized as a separate component of shareholders' equity, net of deferred taxes. Declines in the fair value of investment securities available for sale determined to be other than temporary are recognized as a component of net income.

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

	(h)	Restricted Indemnity

	Restricted indemnity are amounts established to account for potential claims from enrollees as required by the Office of Insurance Commissioner.

	(i)	Goodwill

	Goodwill is determined as the difference between the purchase price and fair market value of net assets purchased. Goodwill is amortized using the straight-
 line method over fifteen years. Events or changes in circumstances have not occurred that indicate the value of goodwill has been impaired as of
 March 31, 1997.



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

	The Company expenses advertising costs as incurred. Advertising expense amounted to $950 and $925 for the three months ended March 31, 1997 and 1996, respectively.

	(l)	Accounts Receivable

	Service fees receivable consists primarily of estimates for hospital administrative fees receivable related to claims incurred on or before the balance sheet date, but not reported. The Company evaluates the reasonableness of its receivables based upon claims reported in subsequent periods. These estimates are subject to the effects of trends in claim. Although considerable variability is inherent in such estimates, management believes that its receivables are reasonable. The estimates are continually reviewed and adjusted as necessary as new information becomes known; such adjustments are included in the current year operations.

	The Company performs periodic credit evaluations of its customers and maintains allowance for potential credit losses.

 Premiums receivable consists of monthly health insurance premium revenue payments to be received from the employer groups as of the balance sheet date.


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

	At March 31, 1997 and December 31, 1996, the Company had a $300,000 line of credit, expiring on June 3, 1997. Borrowings under the line are unsecured and bear interest at the prime rate plus 1%. There were no borrowings outstanding under the line of credit at March 31, 1997 or December 31, 1996.

(4)	Investment Securities

	The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at March 31, 1997 are as follows:








 (Continued)


FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)



                                                		Gross      	Gross
                                    	Amortized 	unrealized 	unrealized 	Fair
                                       	cost      	gains     	losses 	 value

Marketable equity securities      	$   639,430	   69,901 	  26,352	   682,979
Mortgage and asset-backed
  securities 	                       1,854,619	           	150,808 	1,703,811
Corporate debt securities	           3,724,758    2,654      2,892 	3,724,520

                                  	$ 6,218,807   72,555   	180,052 	6,111,310

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at December 31, 1996 are as follows:

	                                              	 Gross     	Gross
                                    Amortized 	unrealized 	unrealized 	Fair
                                      	cost      gains     	losses  	 value

Marketable equity securities      	$   600,336   73,975   11,531     662,780
Mortgage and asset-backed
  securities                       	 1,876,587    1,791  	125,128   1,753,250
Corporate debt securities	           3,075,642 	 15,999       305   3,091,336

                                   	$5,552,565   91,765  	136,964   5,507,366

Realized gains (losses) were $21,798 and ($3,389) for the three months ended March 31, 1997 and 1996, respectively.

The amortized cost and fair values of mortgage and asset-backed securities and corporate debt securities at March 31, 1997, based on contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Amounts shown as due in one year or less include securities disposed of in April, 1997.

                                              		Amortized cost   	Fair value

Due in one year or less                       	   $4,729,968       	4,727,901
Due after one year and through five years	           698,601	         700,430

                                                		$5,428,569       	5,428,331

(Continued)



FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)




(5)	Income Taxes

	Federal income taxes consist of the following components:

						    Three months ended
						March 31, 	March 31,
						1997         	1996


 	Current       $  80,175     21,061
		Deferred 			  (  31,930)	(   1,539)

         						$   48,245	    19,522

Federal income taxes differ from the amount computed by applying the "expected" U.S. corporate income tax rate to income before Federal income taxes for the three months ended March 31, as follows:


				                                          1997 		             1996
                                     				Amount   Percent   	Amount  Percent

	Computed "expected" rate              	$  62,045	  34.0%	    36,894	   34.0%
	Tax effect of permanent differences:
		Dividend income received from
			domestic corporations             	    (   915)	 ( .5)   (  1,123)   (1.0)
		Adjustment to prior year tax
			returns		                                            	   ( 15,246)  (14.0)
		Other	                                    1,061     .6       1,667     1.5
	Tax effect of timing differences	        (13,946) ( 7.6)   (  2,670)  ( 2.5)

                                   				 $  48,245   26.4%	     19,522	  18.0%








(Continued)



FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)




The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax asset and deferred tax liabilities at March 31, 1997 and December 31, 1996 are presented below:

                                          			    	  March 31,     December 31,
			                                               	   1997      	       1996
	Deferred tax assets:
		Accounts payable and accrued expenses	            $128,019	         142,395
		Unrealized loss on investment securities	           51,275	          15,368

			Total deferred tax assets                      	  179,294	         157,763

	Deferred tax liabilities:
		Service fees receivable                         	  473,816          490,070
		Prepaid expenses                               	    41,895           70,405
		Furniture, equipment and computer software	         25,168	          26,710
		Unrealized gain on investment securities 	          14,726             --

			Total gross deferred tax liabilities           	  555,605	         587,185

			Deferred Federal income taxes, net	              $376,311          429,422

There was no valuation allowance for deferred tax assets as of March 31, 1997 and December 31, 1996.

(6)	Commitments

	(a)	License Fees

		(i)	HSD Software License

    	On March 21, 1994, the Company entered into a software license and beta site agreement with Health Services Design Corporation (HSD) for the use of the software application developed and owned by HSD. The agreement calls for a license fee of $145,000 and additional license fees which are priced



(Continued)



FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)




    	in tiers based upon the total number of users on the system, has no specific term, and is cancelable by the Company or HSD at any time. At March 31, 1997, HSD agreed to refund the initial licensure deposit of $60,900 (which was paid by the Company in March, 1994) as a result of the cooperative effort that the Company has put into the development of the software.

		(ii)	VHS Software License

    	On May 31, 1995, the Company entered into a software licensing agreement with Value Health Science, Inc. (VHS). The initial license term began on the day VHS successfully installed the related software, and ends three years later. The license term will automatically renew for one more year at the third anniversary of the commencement date and each anniversary thereafter. The agreement calls for a $30,000 one-time customization fee which was paid in 1995. On an ongoing basis, the agreement calls for minimum monthly fees of $4,167, plus claim processing fees and out-of-pocket costs with respect to storage and processing. The maximum annual license fee shall not exceed $300,000.


	(b)	Consulting Agreement

	On October 20, 1995, the Company entered into a consulting agreement with Olympic Health Management System, Inc. to develop and implement a Medicare supplement product. The agreement may be terminated with 90 days notice at any time by the Company. The agreement called for monthly fees of $11,000 until April, 1996 and $2,500 monthly in May, 1996 through April, 1997. Total fees related to this agreement amounted to $7,500 and $35,127 for the three months ended March 31, 1997 and 1996, respectively.

	(c)	Leases

	The Company leases its office facilities under terms of an operating lease expiring in September, 1999. The lease provides for monthly minimum rent payments and includes a renewal option for an additional five years.

	Rental expense charged to operations under the operating lease for the three months ended March 31, 1997 and 1996 was $43,791 and $36,026, respectively.

(Continued)



FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)





	Future minimum lease payments under the operating lease for the years ended
 December 31 are as follows:

					1997 		$138,949
					1998		  188,990
					1999		  132,608

     							$460,547

(7)	Related Party Transactions -- Operating Revenue and Service Fees Receivable

	Operating revenue includes $382,022 and $211,888 for administrative service fees charged to owner and affiliated hospitals and network access fees charged to owner and affiliated hospitals through third-party administrators for the three months ended March 31, 1997 and 1996, respectively.

	As of March 31, 1997 and December 31, 1996, service and access fees receivable of $650,635 and $668,046, respectively, were outstanding related to these revenues.

(8)	Acquisition

	Effective January 31, 1995, the Company acquired 100% of the stock interest in
 Pacific Health Systems, Inc., a dental Preferred Provider Organization (PPO)
 operating in the state of Washington, by delivering cash of $45,000 and a non-
 interest-bearing note of $45,000 paid in full on January 31, 1996. In addition to the fixed purchase price, the Company will make contingent purchase price payments to be calculated as 50% of the dental PPO net income, as defined in the purchase agreement, in excess of $295,000 for each of the calendar years
 1995 and 1996, with an aggregate amount not to exceed $260,000. No contingent purchase price payments were incurred in 1996 and 1995. The acquisition has been accounted for as a purchase with the entire purchase price allocated to goodwill. The operation of the PPO was merged into the Company and the result of operations of the PPO have been included in the Company's consolidated financial statements from the date of acquisition.





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

	The Company's financial instruments, included in the March 31, 1997 and December 31, 1996 balance sheet, consist of investment securities available for sale. The fair value of the investment securities is based upon quoted market prices (Note 4).

(10)	Retirement Plans

	The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan
 (Plan) covering substantially all employees that are not already covered by a collective bargaining agreement. Under the Plan, employees can defer up to 12%
 of the eligible compensation. The Company matches 50% of the employee contribution, up to 6% of the participant's eligible  salary. The Company also has the option to make an additional profit sharing contribution to the Plan.
 Employer contributions to the Plan for the three months ended March 31, 1997 and 1996 amounted to $14,186 and $11,965, respectively.

(11)	Subsequent Events

	In March, 1997, First Choice Health Plan, Inc., a wholly-owned subsidiary of
 First Choice Health Network, Inc., signed a letter of intent to consolidate
 First Choice Health Plan, Health First Partners and Health Washington health plans. The terms of the merger agreement have not been formalized and would be subject to approval by the Office of Insurance Commissioner in the State of
 Washington.

	In March, 1997, the Company transferred various long-term mortgage and asset-
 backed securities to its subsidiary, First Choice Health Plan, Inc. These bonds are shown as current assets in this financial statement, due to the sale of these securities in April, 1997 by the Plan. The loss on that sale was approximately $150,000.



(Continued)



FIRST CHOICE HEALTH NETWORK, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)




(12)	Contingency

	In connection with Overlake Hospital becoming a shareholder in December, 1996, the Company incurred a contractual contingent liability for exclusivity damages to another hospital shareholder of up to $600,000. Since the amount of any damages is not reasonably estimable, no amount has been reflected in the consolidated financial statements as of March 31, 1997.





Item 2

Management's Discussion and Analysis
or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in this quarterly report and with the Company's 1996 Annual Statement on Form 10-KSB.

Three Months Ended March 31, 1997 Compared to Three Months Ended
March 31, 1996

		Operating revenue increased 86.4% to approximately $2.4 million in the first quarter of 1997, from approximately $1.3 million during the same quarter of
1996. The majority of the increase, 68.7%,  was primarily a result of the
Company's initial offering of health insurance in the state of Washington during the first quarter of 1997. Offsetting the health insurance premium revenue were medical payments for claims and capitation.  The remaining increase was due to an increase in network PPO membership and administrative fees.


		Total operating expenses increased 21.9% to approximately $1.6 million in the first quarter of 1997, from approximately $1.2 million in the same quarter of 1996, primarily due to expenditures for marketing materials, contracts and additional staffing necessary to introduce First Choice Health Plan's (FCHP), the Company's subsidiary, first new commercial product since it received its
HCSC licensure in January 1995.

		Payroll and related expenses increased 19.6% to approximately $900,000 in the first quarter of 1997, from approximately $720,000 in the same quarter of
1996, primarily due to the addition of staff necessary to the introduction of new health insurance products through the Company's subsdiary FCHP.

		Selling, general and administrative costs increased 24.9% to approximately
$700,000 in the first quarter of 1997, from approximately $520,000 in same quarter of 1996, primarily due to increases in the following: advertising - for
marketing materials needed to introduce new product.   Increases in software
licensing fees, depreciation, and business taxes were all due to  the preparation and introduction of the new health insurance product.

		Other income increased 37.8% to approximately $110,000 in the first quarter of 1997, from approximately $69,000 during the same quarter in 1996, primarily due an increase in cash available for investment.

		Other expenses include a realized loss on sale of investment securities of approximately $129,000 for the first quarter of 1997 and approximately $3,000 for the same quarter in 1996.

Income taxes increased to approximately $48,000 in the first quarter of 1997 from approximately $20,000 during the same quarter in 1996, as a direct result of an increase in income before federal income taxes net of the tax effect of timing differences.


Liquidity and Capital Resources


		The Company has a $300,000 line of credit from Seafirst Bank.  On  June 1,
1996, this line of credit was renewed for a one-year period ending June 1, 1997.
At March 31, 1997, there were no borrowings outstanding under the line.

		At March 31, 1997, the Company had cash, cash equivalents and investment securities at fair market value of approximately $8.5 million compared to approximately $7.9 million at December 31, 1996.

		Net cash provided by operating activities during the first three months ended
March 31, 1997 was approximately $720,000, compared to approximately $150,000 for the same period in 1996, due primarily to realized losses on sales of securities as well as decreases in prepaid and accrued expenses.


		Net cash used in investing activities during the first three months ended
March 31, 1997, was approximately $800,000, compared to approximately $1.2 million used during the same period in 1996.  The use of cash in the first three months of 1997 was due primarily to the purchase of investment securities offset by maturity of invement securities.


		Net cash used by financing activities during the first three months ended
March 31, 1997 was approximately $2,000 compared to approximately $45,000 used in the same period in 1996.  The decrease in cash in 1997 was to repurchase eight shares of Class A common stock from physicians.


		On April 11, 1996, the Company transferred cash of $150,000 to its subsidiary, First Choice Health Plan, Inc to be held as a restricted asset by the state of Washington Office of Insurance Commissioner for payment of potential claims from enrollees.

		The Company previously transferred $1.5 million in January 1995 to fund the required statutory reserve.  Subsequent to year-end, an additional five million dollars in investment securities were transferred to the Subsidiary.  As of this filing these funds remain on deposit.

		The Company signed contracts for software development on March 21, 1994, commenced implementation thereof, and have obtained necessary programming assistance and additional hardware.  Portions of the new system were put into operation in October 1996 and are currently being utilized for use in its commercial business.  The final stage of implementation for use in the Company's
PPO business is yet to be determined.

		In May of 1996 the Company's subsidiary, First Choice Health Plan, Inc., introuced into the market place a Medicare Supplement program in conjunction with two of its owner hospitals, Northwest Hospital and Valley Medical Center.
By the quarter ending March 31, 1997 there were 358 policies enforce and earned premiums of $51,140.  The Company has contracted with Olympic Health Management
Systems to act as the plan administrator.  Their primary responsibilities are to maintain a adequate sales force legally licensed in Washington state, premium billing and collection, claims processing and payment, and financial reporting to all applicable parties including the appropriate reports necessary for compliance with the Office of Insurance Commissioner of the State of Washington.

		In March, 1997, First Choice Health Plan, Inc., a wholly-owned subsidiary of
First Choice Health Network, Inc., signed a letter of intent to consolidate
First Choice Health Plan, Health First Partners and Health Washington health plans.  The terms of the merger agreement have not been formalized and would be subject to approval by the Office of Insurance Commissioner in the State of
Washington.






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


FIRST CHOICE HEALTH NETWORK, INC.

Date:	  May 15, 1997







	By:/ s /David Peel
	David Peel
	Vice President of Finance
	(Principal Financial and Accounting Officer
	and Duly Authorized Officer)





















SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST CHOICE HEALTH NETWORK, INC.

Date:	  May 15, 1997







By:
David Peel
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)














SECURITIES AND EXCHANGE COMMISSION


Washington, D.C.  20549

_____________________




EXHIBITS


TO


FORM 10Q-SB


QUARTERLY REPORT


UNDER


THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED JUNE 30, 1996


______________________




FIRST  CHOICE  HEALTH  NETWORK,  INC.

(Name of small business issuer in its charter)