Form 10QSB
period 1997-06-30
FIRST CHOICE HEALTH NETWORK INC
filed 1997-08-13
CIK 922622

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1997

[   ]     TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from         to

                          Commission File No.  0-23998

                        FIRST CHOICE HEALTH NETWORK, INC.
           (Name of small business issuer as specified in its charter)

          Washington                                        91-1272766
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                         identification number)

                                601  Union Street
                                    Suite 700
                           Seattle, Washington  98101
                              (Address of principal
                               executive offices)

                                 (206) 667-8050
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X                 No
                              -----                    -----

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on June 30, 1997 was 648 shares and 40,600 shares, respectively.

Transitional Small Business Disclosure Format ( check one ):

                         Yes                      No     X
                              -----                    -----

                        FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q

                                                                            Page

Part I    Financial Information

     Item 1    Financial Statements

               Consolidated Balance Sheets
               at June 30, 1997 and
               December 31, 1996 . . . . . . . . . . . . . . . . . . .         3

               Consolidated Statements of Operations
               for the Three Months and Six Months Ended
               June 30, 1997 and 1996. . . . . . . . . . . . . . . . .         5

               Consolidated Statements of Cash Flows
               for the Six Months Ended
               June 30, 1997 and 1996. . . . . . . . . . . . . . . . .         6

               Notes to Consolidated
               Financial Statements. . . . . . . . . . . . . . . . . .         8

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . .        15


Part II   Other Information

     Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . . .        17

     Item 2    Changes in Securities . . . . . . . . . . . . . . . . .        17

     Item 3    Defaults Upon Senior Securities . . . . . . . . . . . .        17

     Item 4    Submission of Matters to a
               Vote of Security Holders. . . . . . . . . . . . . . . .        17

     Item 5    Other Information . . . . . . . . . . . . . . . . . . .        17

     Item 6    Exhibits and Reports on Form 8-K. . . . . . . . . . . .        17

               Signatures. . . . . . . . . . . . . . . . . . . . . . .        18

                        FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)
                       June 30, 1997 and December 31, 1996



                                                   June 30,         December 31,
        Assets                                       1997               1996
                                                  (Unaudited)

Current Assets
   Cash and cash equivalents                    $  1,782,313       $  2,407,355
   Securities available for sale                   6,551,978          5,507,366
   Accounts Receivable                             1,278,875          1,441,383
   Other Current Assets                              478,076            231,553
                                                -------------------------------

   Total Current Assets                           10,091,243          9,587,657
                                                -------------------------------

Other Assets
   Furniture and equipment                           227,676          1,030,286
   Computer equipment/software                     1,353,546            343,370
   Capitalized goodwill                              210,509             90,000
   Other other assets                                163,179            162,159
   Less Accumulated Depreciation                    (866,814)          (740,319)
                                                -------------------------------

                                                  11,179,338         10,473,153
                                                -------------------------------



See accompanying notes to consolidated financial statements (unaudited).

                        FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)
                       June 30, 1997 and December 31, 1996


                                                   June 30,         December 31,
      Liabilities and Shareholders' Equity           1997               1996
                                                  (Unaudited)

Current Liabilities
   Accounts Payable                                   76,952             88,636
   Accrued Medical Expenses                          507,181             18,598
   Other Liabilities                                 892,969            795,309
                                                -------------------------------

   Total Current Liabilities                       1,477,102            902,543

   Deferred Income Taxes - Non-Current                24,057                  -
                                                -------------------------------

   Total Liabilities                               1,501,160            902,543
                                                -------------------------------

Shareholders' Equity
   Common Stock, Class A                                 648                656
   Common Stock, Class B                              40,600             40,600
   Additional Paid-in Capital                      6,516,797          6,518,525
   Retained Earnings                               3,621,044          3,540,660
   Net Unrealized Loss on
      securities available for sale,
      net of deferred taxes                             (911)           (29,831)
                                                -------------------------------

   Less Subscription Receivable                     (500,000)          (500,000)
                                                -------------------------------

   Total Shareholders' Equity                      9,678,178          9,570,610

   Total Liabilities and Shareholders' Equity     11,179,338         10,473,153
                                                -------------------------------
                                                -------------------------------



    See accompanying notes to consolidated financial statements (unaudited).

                        FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)
        For The Three Months and Six Months Ended June 30, 1997 and 1996

                                                        Three Months Ended                       Six Months Ended
                                                             June 30,                                June 30,
                                                     1997                1996                1997                1996


Operating Revenue
   Premium Revenue                              $  1,432,922                   -        $  2,268,137                   -
   Medicare-Based Revenue                             50,160                   -             101,300                   -
   Management Fees                                 1,534,408           1,464,143           3,052,720           2,754,248
   Other                                                   -                   -                 212                   -
                                                ------------------------------------------------------------------------

   Total Operating Revenue                         3,017,490           1,464,143           5,422,368           2,754,248
                                                ------------------------------------------------------------------------

Less:  Medical Expenses                           (1,267,611)                  -          (2,025,280)                  -

   Gross Profit                                    1,749,879           1,255,431           3,397,088           2,754,248
                                                ------------------------------------------------------------------------

Operating Expenses
   Payroll and related                               953,681             591,989           1,852,319           1,314,258
   Selling, general and
      administrative costs                           954,179             469,509           1,652,241             993,979
                                                ------------------------------------------------------------------------

   Total Operating Expenses                        1,907,860           1,061,498           3,504,560           2,308,237
                                                ------------------------------------------------------------------------

Other Income (Expense)
   Interest and dividends                            155,936              75,730             266,112             144,266
   Other                                             (80,622)             16,453             (58,824)             13,064
                                                ------------------------------------------------------------------------

   Total Other Income                                 75,314              92,183             207,287             157,330
                                                ------------------------------------------------------------------------

      Income Before Taxes                            (82,667)            494,828              99,815             603,341

Federal Income Taxes                                 (28,824)            168,296              19,421             187,818
                                                ------------------------------------------------------------------------

      Net Income                                     (53,843)            326,532              80,394             415,523
                                                ------------------------------------------------------------------------
                                                ------------------------------------------------------------------------

Net Income per common share                         $  (1.15)            $  6.94             $  1.95             $  8.83
                                                ------------------------------------------------------------------------
                                                ------------------------------------------------------------------------



    See accompanying notes to consolidated financial statements (unaudited).

                        FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                 For The Six Months Ended June 30, 1997 and 1996

                                                                1997                1996
Cash Flows From (To) Operating Activities
   Net income                                               $   80,394          $  415,523
                                                            ------------------------------
   Adjustments to reconcile net income to net cash
     cash provided by (used for) operating activities:
     Depreciation and amortization                             127,479              51,846
     Deferred Income Taxes, net                               (133,485)            (34,281)
     Gain realized on sale of equipment                              -               1,841
     Realized (gains) losses on sale of securities              58,824             (14,905)
     Bond premium and discount amortization                    (59,820)                  -
     Noncash Donation                                              245                   -
     Changes in certain assets and liabilities:
       Decrease in service fees receivable                     144,724             120,725
       (Increase) decrease in prepaid expenses                (173,950)             99,197
       (Increase) decrease in prepaid
         federal income tax                                    (55,732)             90,129
       Decrease in accounts payable                             (6,140)           (120,913)
       Increase (decrease) in accrued expenses                 725,059             (12,966)
       Increase in federal income taxes payable                      -             147,034
                                                            ------------------------------
   Total Adjustments                                           627,204             327,707
                                                            ------------------------------

Cash provided by operating activities                          707,598             743,230
                                                            ------------------------------

Cash Flows From Investing Activities
   Purchase of equipment and furnishings                      (287,448)            (52,528)
   Purchase of securities available for sale               (12,353,408)         (1,970,661)
   Sale of securities available for sale                     7,102,513             844,672
   Maturities of investment securities                       4,240,000             200,000
   Principal received - bonds                                   27,424              40,928
   Assignment of call option                                         -                 (60)
   Refund of license fees                                       60,900                   -
   Refund of merger development costs                           50,000                   -
   Payment of merger development costs                        (170,508)                  -
   Increase in restricted indemnity deposit                       (376)                  -
                                                            ------------------------------

Cash used by investing activities                           (1,330,904)           (937,649)
                                                            ------------------------------

Cash Flows From Financing Activities
   Reduction of note payable                                         -             (45,000)
   Repurchase of Class A common stock                           (1,736)             (3,421)
                                                            ------------------------------

Cash used for financing activities                              (1,736)            (48,421)
                                                            ------------------------------

Net increase (decrease) in cash and cash equivalents          (625,042)           (242,840)
                                                            ------------------------------

Cash and cash equivalents at beginning of period             2,407,355           2,129,006

Cash and cash equivalents at end of period                   1,782,313           1,886,166
                                                            ------------------------------
                                                            ------------------------------


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

     (d)  Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 1997 and December 31, 1996, cash equivalents consist of money market funds amounting to $12,392 and $232,152, and cash management funds of $1,341,447 and $2,038,291, respectively.

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

     For the six months ended June 30, 1997, 10% of the Company's management fee revenue was provided by one customer.

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

     (i)  Goodwill

     Goodwill is determined as the difference between the purchase price and fair market value of net assets purchased. Goodwill is amortized using the straight-line method over fifteen years. Events or changes in circumstances have not occurred that indicate the value of goodwill has been impaired as of June 30, 1997.

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

     (k)  Advertising

     The Company expenses advertising costs as incurred. Advertising expense amounted to $44,250 and $1,025 for the six months ended June 30, 1997 and 1996, respectively.

     (l)  Accounts Receivable

     Service fees receivable consists primarily of estimates for hospital administrative fees receivable related to claims incurred on or before the balance sheet date, but not reported. Premiums receivable consists of monthly health insurance premium revenue payments yet to be received from the employer groups as of the balance sheet date. The Company evaluates the reasonableness of its receivables based upon claims reported in subsequent periods. These estimates are subject to the effects of trends in claim. Although considerable variability is inherent in such estimates, management believes that its receivables are reasonable. The estimates are continually reviewed and adjusted as necessary as new information becomes known; such adjustments are included in the current year operations.

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

                        FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(3)  Line of Credit

     At December 31, 1996, the Company had a $300,000 line of credit, expiring on June 3, 1997. Borrowings under the line are unsecured and bear interest at the prime rate plus 1%. There were no borrowings outstanding under the line of credit at December 31, 1996.

(4)  Commitments

     (a)  License Fees

          (i)  HSD Software License

          On March 21, 1994, the Company entered into a software license and beta site agreement with Health Services Design Corporation (HSD) for the use of the software application developed and owned by HSD. The agreement calls for a license fee of $145,000 and additional license fees which are priced in tiers based upon the total number of users on the system, has no specific term, and is cancelable by the Company or HSD at any time. In April, 1997, HSD refunded the initial licensure deposit of $60,900 (which was paid by the Company in March, 1994) as a result of the cooperative effort that the Company has put into the development of the software.

          (ii) VHS Software License

          On May 31, 1995, the Company entered into a software licensing agreement with Value Health Science, Inc. (VHS). The initial license term began on the day VHS successfully installed the related software, and ends three years later. The license term will automatically renew for one more year at the third anniversary of the commencement date and each anniversary thereafter. The agreement calls for a $30,000 one-time customization fee which was paid in 1995. On an ongoing basis, the agreement calls for minimum monthly fees of $4,167, plus claim processing fees and out-of-pocket costs with respect to storage and processing. The maximum annual license fee shall not exceed $300,000. At June 30, 1997, this contracted was terminated effective August 31, 1997.


     (b)  Consulting Agreement

     On October 20, 1995, the Company entered into a consulting agreement with Olympic Health Management System, Inc. to develop and implement a Medicare supplement product. The agreement may be terminated with 90 days notice at any time by the Company. The agreement called for monthly fees of $11,000 until April, 1996 and $2,500 monthly thereafter. Total fees related to this agreement amounted to $7,500 and $51,359 for the six months ended June 30, 1997 and 1996, respectively.

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

     Rental expense charged to operations under the operating lease for the six months ended June 30, 1997 and 1996 was $92,376 and $72,336, respectively.

     Future minimum lease payments under the operating lease for the years ended December 31 are as follows:

                         1997             $138,949
                         1998              188,990
                         1999              132,608
                                          --------

                                          $460,547
                                          --------
                                          --------

(5)  Related Party Transactions -- Operating Revenue and Service Fees Receivable

     Operating revenue includes $639,288 and $523,301 for administrative service fees charged to owner and affiliated hospitals and network access fees charged to owner and affiliated hospitals through third-party administrators for the six months ended June 30, 1997 and 1996, respectively.

     As of June 30, 1997 and December 31, 1996, service and access fees receivable of $552,908 and $668,046, respectively, were outstanding related to these revenues.

(6)  Acquisition

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

(7)  Fair Value of Financial Instruments

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

     The Company's financial instruments, included in the June 30, 1997 and December 31, 1996 balance sheet, consist of investment securities available for sale. The fair value of the investment securities is based upon quoted market prices.

(8)  Retirement Plans

     The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan
     (Plan) covering substantially all employees that are not already covered by a collective bargaining agreement. Under the Plan, employees can defer up to 12% of the eligible compensation. The Company matches 50% of the employee contribution, up to 6% of the participant's eligible salary. The Company also has the option to make an additional profit sharing contribution to the Plan. Employer contributions to the Plan for the six months ended June 30, 1997 and 1996 amounted to $28,381 and $22,034, respectively.

(9)  Subsequent Events

     At July 1, 1997, First Choice Health Plan, Inc., a wholly-owned subsidiary of First Choice Health Network, Inc., signed a letter of intent to consolidate First Choice Health Plan, Health First Partners and Health Washington. First Choice Health Network will be the majority owner with approximately a 74% interest in First Choice Health Plan.

(10) Contingency

     In connection with Overlake Hospital becoming a shareholder in December, 1996, the Company incurred a contractual contingent liability for exclusivity damages to another hospital shareholder of up to $600,000. Since the amount of any damages is not reasonably estimable, no amount has been reflected in the consolidated financial statements as of June 30, 1997.

Item 2


                        FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in this quarterly report and with the Company's 1996 Annual Statement on Form 10-KSB.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Operating revenue increased 140.4% to approximately $3.0 million in the first quarter of 1997, from approximately $1.3 million during the same quarter of 1996. The majority of the increase, 81.3%, was the result of the Company's initial offering of health insurance in the state of Washington during the first quarter of 1997. Offsetting the health insurance premium revenue were medical payments for claims and capitation. The remaining increase was due to an increase in network PPO access and administrative fees

Total operating expenses increased 79.7% to approximately $1.9 million in the first quarter of 1997, from approximately $1.1 million in the same quarter of 1996, primarily due to expenditures for marketing materials, contracts and additional staffing necessary to introduce First Choice Health Plan's (FCHP), the Company's subsidiary, first new commercial product since it received its HCSC licensure in January 1995.

Other income decreased 18.3% to approximately $75,000 in the first quarter of 1997, from approximately $92,000 during the same quarter in 1996, due to realized losses from the sale of securities.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30,1996

Operating revenue increased 97.0% to approximately $5.4 million for the first half of 1997, from approximately $2.8 million during the same half of 1996. The majority of the increase, 84.9%, was the result of the Company's initial offering of health insurance in the state of Washington during the first half of 1997. Offsetting the health insurance premium revenue were medical payments for claims and capitation. The remaining increase was due to an increase in network PPO access and administrative fees

Total operating expenses increased 51.8% to approximately $3.5 million in the first half of 1997, from approximately $2.31 million in the same half of 1996, primarily due to expenditures for marketing materials, contracts and additional staffing necessary to introduce First Choice Health Plan's (FCHP), the Company's subsidiary, first new commercial product since it received its HCSC licensure in January 1995.

Other income increased 31.8% to approximately $207,000 in the first half of 1997, from approximately $157,000 during the same half of 1996, resulting from an increase in cash available for investment.


Liquidity and Capital Resources


The Company had a $300,000 line of credit from Seafirst Bank. On June 1, 1996, this line of credit was renewed for a one-year period ending June 3, 1997. This line-of-credit was not renewed at June 3, 1997.

At June 30, 1997, the Company had cash, cash equivalents and investment securities at fair market value of approximately $8.3 million compared to approximately $7.9 million at December 31, 1996.

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

In May of 1996 the Company's subsidiary, First Choice Health Plan, Inc., introduced into the market place a Medicare Supplement program in conjunction with two of its owner hospitals, Northwest Hospital and Valley Medical Center.. By the quarter ending June 30, 1997 there were 384 policies enforce and earned premiums of $101,300. The Company has contracted with Olympic Health Management Systems to act as the plan administrator. Their primary responsibilities are to maintain a adequate sales force legally licensed in Washington state, premium billing and collection, claims processing and payment, and financial reporting to all applicable parties including the appropriate reports necessary for compliance with the Office of Insurance Commissioner of the State of Washington.

Part II   Other Information


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

                    27 - Financial Data Schedule

               (b)  Reports on Form 8-K

                    None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         FIRST CHOICE HEALTH NETWORK, INC.

Date:     August 11, 1997






                         By:    / s /David Peel
                            --------------------------------
                         David Peel
                         Vice President of Finance
                         (Principal Financial and Accounting Officer
                         and Duly Authorized Officer)