Form 10QSB
period 1997-09-30
FIRST CHOICE HEALTH NETWORK INC
filed 1997-11-14
CIK 922622

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10 - QSB

  [   X   ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1997

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

                   Yes   __X___           No   ______

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on September 30, 1997 was 648 shares and 40,600 shares, respectively.

Transitional Small Business Disclosure Format ( check one ):

                   Yes   ______         No   __X__

                       FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q
                                                    Page
Part I         Financial Information

     Item 1    Financial Statements

               Consolidated Balance Sheets
               at September 30, 1997 and
               December 31, 1996  . . . . . . . . . . . . . . . . . . .     3

               Consolidated Statements of Operations
               for the Three Months and Nine Months Ended
               September 30, 1997 and 1996 . . . . . . . . . . . . . . .    5

               Consolidated Statements of Cash Flows
               for the Nine Months Ended
               September 30, 1997 and 1996. . . . . . . . . . . . . . .     6

               Notes to Consolidated
               Financial Statements . . . . . . . . . . . . . . . . . .     8

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . . . . .    15


Part II        Other Information

     Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . .    17

     Item 2    Changes in Securities  . . . . . . . . . . . . . . . . .    17

     Item 3    Defaults Upon Senior Securities  . . . . . . . . . . . .    17

     Item 4    Submission of Matters to a
               Vote of Security Holders . . . . . . . . . . . . . . . .    17

     Item 5    Other Information  . . . . . . . . . . . . . . . . . . .    17

     Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . .    17

               Signatures . . . . . . . . . . . . . . . . . . . . . . .    18

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)
                    September 30, 1997 and December 31, 1996



                                               September 30,        December 31,
Assets                                              1997                 1996
                                                (Unaudited)

Current Assets
  Cash and cash equivalents                    $  10,630,393        $  2,407,355
  Securities available for sale                      101,330           5,507,366
  Accounts Receivable                              3,799,919           1,441,383
  Other Current Assets                             1,080,489             231,553
                                                --------------------------------
  Total Current Assets                            15,612,131           9,587,657
                                                --------------------------------

Other Assets
  Furniture and equipment                            295,743             343,370
  Computer equipment/software                      1,513,409           1,030,286
  Capitalized merger costs                           261,497                -
  Goodwill                                            90,000              90,000
  Intangible Asset                                   427,500                -
  Other other assets                                 331,665             162,159
  Less Accumulated Depreciation                  (1,038,779)           (740,319)
                                                --------------------------------

                                                  17,493,166          10,473,153
                                                --------------------------------
                                                --------------------------------





















See accompanying notes to consolidated financial statements (unaudited).

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)
                    September 30, 1997 and December 31, 1996






                                               September 30,        December 31,
Liabilities and Shareholders' Equity                1997                1996
                                                (Unaudited)

Current Liabilities
  Accounts Payable                                    87,775              88,636
  Accrued Medical Expenses                         4,848,783              18,598
  Other Liabilities                                1,269,311             795,309
                                                --------------------------------

  Total Current Liabilities                        6,205,869             902,543

  Deferred Income Taxes - Non-Current                 24,057                -
                                                --------------------------------

  Total Liabilities                                6,229,926             902,543
                                                --------------------------------

Shareholders' Equity
  Common Stock, Class A                                  648                 656
  Common Stock, Class B                               40,600              40,600
  Additional Paid-in Capital                       5,414,328           6,518,525
  Retained Earnings                                3,767,422           3,540,660
  Minority Interest                                2,539,773               -
  Net Unrealized Loss on
   securities available for sale,
   net of deferred taxes                                 469            (29,831)
                                                --------------------------------

  Less Subscription Receivable                     (500,000)           (500,000)
                                                --------------------------------

  Total Shareholders' Equity                      11,263,240           9,570,610

  Total Liabilities and Shareholders' Equity      17,493,166          10,473,153
                                                --------------------------------
                                                --------------------------------









See accompanying notes to consolidated financial statements (unaudited).

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)
                          September 30, 1997 and 1996

                                                        Three Months Ended                      Nine Months Ended
                                                          September 30,                           September 30,
                                                     1997                1996                1997                1996

Operating Revenue
  Premium Revenue                               $  8,272,864          $   -             $ 10,541,001          $   -
  Medicare-Based Revenue                              65,956              -                  167,256              -
  Management Fees                                  1,744,416           1,548,023           4,797,136           4,302,271
  Other                                               -                   -                      212              -
                                                ------------------------------------------------------------------------

  Total Operating Revenue                         10,083,236           1,548,023          15,505,605           4,302,271
                                                ------------------------------------------------------------------------

Less:  Medical Expenses                            7,396,709              -                9,421,989              -

  Gross Profit                                     2,686,527           1,548,023           6,083,616           4,302,271
                                                ------------------------------------------------------------------------

Operating Expenses
  Payroll and related                              1,069,216             608,667           2,921,535           1,922,925
  Selling, general and
     administrative costs                          1,410,955             590,667           3,063,196           1,584,646
                                                ------------------------------------------------------------------------

  Total Operating Expenses                         2,480,171           1,199,334           5,984,731           3,507,571
                                                ------------------------------------------------------------------------

Other Income (Expense)
  Interest and dividends                             116,110              74,573             382,222             218,839
  Minority Interest (Net of Income Taxes)             43,222                -                 43,222                -
  Other                                                -                 (3,004)            (58,824)              10,060
                                                ------------------------------------------------------------------------

  Total Other Income                                 159,332              71,569             366,620             228,899
                                                ------------------------------------------------------------------------

     Income Before Taxes                             365,688             420,258             465,505           1,023,599

Federal Income Taxes                                 125,514             170,217             144,935             358,035
                                                ------------------------------------------------------------------------

     Net Income                                      240,174             250,041             320,570             665,564
                                                ------------------------------------------------------------------------
                                                ------------------------------------------------------------------------

Net Income per common share                          $  5.82             $  5.10            $   7.77             $ 13.58
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

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
              For The Nine Months Ended September 30, 1997 and 1996

                                                                          1997                1996
Cash Flows From (To) Operating Activities
Net income                                                        $    320,570          $    665,564
                                                                    --------------------------------
  Adjustments to reconcile net income to net cash
   cash provided by (used for) operating activities:
   Depreciation and amortization                                         242,274              73,842
   Deferred Income Taxes, net                                          (133,485)            (47,692)
   Gain realized on sale of equipment                                      -                (11,901)
   Realized (gains) losses on sale of securities                          58,824               -
   Bond premium and discount amortization                               (59,820)               -
   Noncash Donation                                                          245               -
   Changes in certain assets and liabilities:
     (Increase) decrease in accounts receivable                      (2,181,755)             164,734
     (Increase) decrease in prepaid expenses                           (426,397)             (4,586)
     (Increase) decrease in prepaid
      federal income tax                                                    -                 60,634
     Decrease in accounts payable                                          (861)            (10,068)
     Increase (decrease) in accrued expenses                           2,808,517            (10,594)
                                                                    --------------------------------
  Total Adjustments                                                      307,542             214,369
                                                                    --------------------------------

Cash provided by operating activities                                    628,112             879,933
                                                                    --------------------------------

Cash Flows From Investing Activities
  Purchase of equipment and furnishings                                (351,815)            (91,301)
  Purchase of securities available for sale                         (13,259,113)         (5,025,409)
  Sale of securities available for sale                                7,102,513           1,002,018
  Maturities of investment securities                                 11,650,000           2,600,000
  Principal received - bonds                                              27,424              89,121
  Assignment of call option                                                 -                   (60)
  Refund of license fees                                                  60,900                -
  Refund of merger development costs                                      50,000                -
  Payment of merger development costs                                  (333,128)                -
  Increase in restricted indemnity deposit                                 4,008                -
  Investment in Health First Partners                                  2,645,873                -
                                                                    --------------------------------

Cash provided (used) by investing activities                           7,596,662         (1,425,631)
                                                                    --------------------------------

Cash Flows From Financing Activities
  Reduction of note payable                                                 -               (45,000)
  Issuance of Class B common stock                                          -                931,484
  Repurchase of Class A common stock                                     (1,736)             (3,855)
                                                                    --------------------------------

Cash used for financing activities                                       (1,736)             882,629
                                                                    --------------------------------

Net increase (decrease) in cash and cash equivalents                   8,223,038             336,931
                                                                    --------------------------------

Cash and cash equivalents at beginning of period                       2,407,355           2,129,006

Cash and cash equivalents at end of period                            10,630,393           2,465,937
                                                                    --------------------------------
                                                                    --------------------------------




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

   (b)  Principles of Consolidation

   The consolidated financial statements include the consolidated accounts of the Company and its majority-owned subsidiary, First Choice Health Plan, Inc., a health care services contractor which was formed on January 31,
   1995. All significant intercompany balances have been eliminated in consolidation.

   (c)  Adoption of a New Accounting Principle

   Effective January 1, 1996, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. There was no cumulative effect of adopting SFAS 121 or impact on operations for the year ended December 31, 1996.

   (d)  Cash Equivalents

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 1997 and December 31, 1996, cash equivalents consist of money market funds amounting to $1,598,025 and $232,152, and cash management funds of $8,583,401 and $2,038,291, respectively.

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

   For the nine months ended September 30, 1997, 6% of the Company's management fee revenue was provided by one customer.

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

   (i)  Goodwill

   Goodwill is determined as the difference between the purchase price and fair market value of net assets purchased. Goodwill is amortized using the straight-line method over fifteen years. Events or changes in circumstances have not occurred that indicate the value of goodwill has been impaired as of September 30, 1997.

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

   (k)  Advertising

   The Company expenses advertising costs as incurred. Advertising expense amounted to $158,992 and $1,025 for the nine months ended September 30, 1997 and 1996, respectively.

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

                          FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                                     (Unaudited)

(3)  Line of Credit

   At December 31, 1996, the Company had a $300,000 line of credit, expiring on June 3, 1997. Borrowings under the line are unsecured and bear interest at the prime rate plus 1%. There were no borrowings outstanding under the line of credit at December 31, 1996. The line of credit was not renewed as of June 3, 1997.

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

          (ii) VHS Software License

          On May 31, 1995, the Company entered into a software licensing agreement with Value Health Science, Inc. (VHS). The initial license term began on the day VHS successfully installed the related software, and ends three years later. The license term will automatically renew for one more year at the third anniversary of the commencement date and each anniversary thereafter. The agreement calls for a $30,000 one-time customization fee which was paid in 1995. On an ongoing basis, the agreement calls for minimum monthly fees of $4,167, plus claim processing fees and out-of-pocket costs with respect to storage and processing. The maximum annual license fee shall not exceed $300,000. At September 30, 1997, this contracted was terminated effective August 31, 1997.


     (b)  Consulting Agreement

     On October 20, 1995, the Company entered into a consulting agreement with Olympic Health Management System, Inc. to develop and implement a Medicare supplement product. The agreement may be terminated with 90 days notice at any time by the Company. The agreement called for monthly fees of $11,000 until April, 1996 and $2,500 monthly thereafter. Total fees related to this agreement amounted to $22,500 and $51,359 for the nine months ended September 30, 1997 and 1996, respectively.

                           FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                                     (Unaudited)

(c)  Leases

     The Company leases two office facilities under terms of an operating lease expiring in September, 1999 and January, 2002 respectively. The leases provide for monthly minimum rent payments and include a renewal option for an additional five years.

     Rental expense charged to operations under the operating lease for the nine months ended September 30, 1997 and 1996 was $92,376 and $72,336, respectively.

     Future minimum lease payments under the operating lease for the years ended December 31 are as follows:

                    1997    $79,440
                    1998    325,152
                    1999    278,637
                    2000    144,468
                    2001    145,140
                    2002     12,095
                           --------
                           $984,932
                           ========



(5)  Related Party Transactions -- Operating Revenue and Service Fees Receivable

     Operating revenue includes $639,288 and $523,301 for administrative service fees charged to owner and affiliated hospitals and network access fees charged to owner and affiliated hospitals through third-party administrators for the nine months ended September 30, 1997 and 1996, respectively.

     As of September 30, 1997 and December 31, 1996, service and access fees receivable of $552,908 and $668,046, respectively, were outstanding related to these revenues.

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

     Effective July 1, 1997, the Company entered into a merger and asset purchase agreement with Health First Partners and Health Washington. See the following management discussion and analysis for further details of the merger transaction.

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

     The Company's financial instruments, included in the September 30, 1997 and December 31, 1996 balance sheet, consist of investment securities available for sale. The fair value of the investment securities is based upon quoted market prices.

(8)  Retirement Plans

     The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan
     (Plan) covering substantially all employees that are not already covered by a collective bargaining agreement. Under the Plan, employees can defer up to 12% of the eligible compensation. The Company matches 50% of the employee contribution, up to 6% of the participant's eligible salary. The Company also has the option to make an additional profit sharing contribution to the Plan. Employer contributions to the Plan for the nine months ended September 30, 1997 and 1996 amounted to $28,381 and $22,034, respectively.

 (9) Contingency

     In connection with Overlake Hospital becoming a shareholder in December, 1996, the Company incurred a contractual contingent liability for exclusivity damages to another hospital shareholder of up to $600,000. Since the amount of any damages is not reasonably estimable, no amount has been reflected in the consolidated financial statements as of September 30, 1997.

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


Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1997

Operating revenue increased 551.4% to approximately $10.0 million in the third quarter of 1997, from approximately $1.5 million during the same period of 1996. The majority of the increase was the result of the Company's initial offering of health insurance in the state of Washington in January, 1997 as well as the merger with Health First Partners and Health Washington in July, 1997. Offsetting the health insurance premium revenue were medical payments for claims and capitation. The remaining increase was due to an increase in network PPO access and administrative fees.

Total operating expenses increased 106.8% to approximately $2.4 million in the third quarter of 1997, from approximately $1.2 million in the same quarter of 1996, primarily due to expenditures for marketing materials, contracts and additional staffing necessary to introduce First Choice Health Plan's (FCHP), the Company's subsidiary, third new commercial product since it received its HCSC licensure in January 1995. Also, First Choice Health Plan has hired additional staff to facilitate the filing of the application for the Medicare license during the third quarter 1997.

Other income increased 271% to approximately $159,000 in the third quarter of 1997, from approximately $71,000 during the same quarter in 1996, as a result of the offset of the minority interest in the subsidiary, First Choice Health Plan, and an increase in investment income.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Operating revenue increased 260.4% to approximately $15.5 million for the first nine months of 1997, from approximately $4.3 million during the same period of 1996. The majority of the increase was the result of the Company's initial offering of health insurance in the state of Washington in January, 1997 as well as the merger with Health First Partners and Health Washington in July, 1997. Offsetting the health insurance premium revenue were medical payments for claims and capitation. The remaining increase was due to an increase in network PPO access and administrative fees

Total operating expenses increased 70.6% to approximately $5.9 million in the first nine months of 1997, from approximately $3.5 million in the same period of 1996, primarily due to expenditures for marketing materials, contracts and additional staffing necessary to introduce First Choice Health Plan's (FCHP), the Company's subsidiary, third new commercial product since it received its HCSC licensure in January 1995.

Other income increased 60.2% to approximately $366,000 in the first nine months of 1997, from approximately $228,000 during the same period of 1996, resulting from the offset of minority interest in the subsidiary and an increase in investment income.

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

At September 30, 1997, the Company had cash, cash equivalents and investment securities at fair market value of approximately $10.6 million compared to approximately $7.9 million at December 31, 1996.

On April 11, 1996, the Company transferred cash of $150,000 to its subsidiary, First Choice Health Plan, Inc to be held as a restricted asset by the state of Washington Office of Insurance Commissioner for payment of potential claims from enrollees. Due to the merger with Health First Partners, First Choice Health Plan assumed control of another restricted bank account in the amount of $150,000.

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

In May of 1996 the Company's subsidiary, First Choice Health Plan, Inc., introduced into the market place a Medicare Supplement program in conjunction with two of its owner hospitals, Northwest Hospital and Valley Medical Center.. By the quarter ending September 30, 1997 there were 415 policies in force and earned premiums of $167,256. The Company has contracted with Olympic Health Management Systems to act as the plan administrator. Their primary responsibilities are to maintain a adequate sales force legally licensed in Washington state, premium billing and collection, claims processing and payment, and financial reporting to all applicable parties including the appropriate reports necessary for compliance with the Office of Insurance Commissioner of the State of Washington.

On July 1, 1997, First Choice Health Network, Inc. (FC Network), First Choice Health Plan, Inc. (FC Plan), Health First Partners, Inc. (Health First) and Health Washington, L.L.C. (Health WA) entered into a merger and asset purchase agreement. The agreement between the four companies consisted of three transactions as described in the paragraphs below.

Third, FC Plan purchased substantially all of the assets of Health WA in exchange for 36,428 shares of FC Plan Stock. These shares were issued to the former shareholders of Health WA. The assets of Health WA consisted primarily of Health WA's rights to various provider and group contracts in addition to other intangible property including trademarks. Estimated growth in membership was 12,500 as a result of this merger. These shares represent approximately 13.4% ownership stake in FC Plan.

Secondly, Health First merged with and into FC Plan with Health First ceasing operations and FC Plan as the surviving corporation. FC Plan issued 33,572 shares of stock to the former shareholders of Health First for the net assets of Health First as well as the rights to various provider and group contracts. The net assets purchased included those assets and liabilities that existed as of July 1, 1997 which had a book value of approximately $1.0 million. Estimated growth in membership was 5,500 as a result of this merger. These shares represent approximately 12.2% ownership stake in FC Plan.

Third, FC Network, formerly the sole shareholder of FC Plan, became obligated to contribute cash to FC Plan in exchange for 55,436 shares of FC Plan stock. This is facilitated by a Contribution Agreement that states that FC Network shall contribute a certain percentage of revenues over the next ten years in exchange for those shares. FC Network's ownership in the subsidiary, FC Plan, is now approximately 74.4%.

As a result of the merger between Health First Partners and First Choice Health Plan effective July 1, 1997, First Choice Health Network assumed the lease of the office space formerly used by Health First Partners. During July, 1997 approximately 20 employees in the accounting and marketing departments moved to the new location allowing for additional growth in the operations department. The additional future minimum lease payments as a result of this lease have been included in the notes to the financial statements

Part II   Other Information


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

     Item 5    Other Information

               None

     Item 6    Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    27 - Financial Data Schedule

               (b) The following reports on Form 8-K were filed during the quarter ended September 30, 1997:

                    Report dated July 1, 1997 regarding the merger of Health First Partners, Health Washington and First Choice Health Plan.

                    Report dated August 12, 1997 regarding the termination of the certifying accountants.

                                   SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       FIRST CHOICE HEALTH NETWORK, INC.

Date:     November 14, 1997






                 By:   / s /David Peel
                      ----------------------

                 David Peel
                 Vice President of Finance
                 (Principal Financial and Accounting Officer and Duly Authorized Officer)