Form 10KSB
period 1997-12-31
FIRST CHOICE HEALTH NETWORK INC
filed 1998-04-16
CIK 922622

                      SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549



                                FORM 10 - KSB


              [  X ] ANNUAL REPORT UNDER TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997
                                      OR


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
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

                               601 Union Street
                                   Suite 700
                        Seattle, Washington 98101-1838
                            (Address of principal
                              executive offices)

                Issuer's Telephone Number, Including Area Code

                                (206) 667-8050
               (Issuer's telephone number, including area code)

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
[    ]



State issuer's revenues for its most recent fiscal year.:  $27,189,745

There is no trading market for the Registrants voting stock (Class A Common Stock, $1.00 par value and Class B Common Stock, $1.00 par value) and, accordingly, the market value of the voting stock held by non-affiliates of the Registrant based on bid and asked prices cannot be determined.



The aggregate number of Registrant's outstanding on March 1, 1998 was 648 shares of Class A Common Stock, and 40,600 shares of Class B Common Stock, $1.00 par value, respectively.



Transitional Small Business Disclosure Format ( check one ):


                        Yes   ______        No   __X__

Documents incorporated by reference:

None

Part I



ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

First Choice Health Network, Inc., ("The Network") is a provider-owned, managed health care company which has established a network of physicians, hospitals and other health care providers (a "Preferred Provider Organization" or "PPO") located almost exclusively in the State of Washington for the provision of health care services; a small portion of the PPO is located in each of Alaska, Idaho and Montana. Subscribers (or members) in Oregon can also access a network of health care providers (marketed as a separate PPO). The Network contracts with the health care providers in its PPO for the provision of health care services on a discounted fee basis and contracts with self-insured employers, indemnity insurers, health maintenance organizations and union trusts (collectively, "Health Plans") and third party administrators ("TPAs"), to provide their subscribers (or members) access to the PPO, for which it receives a fee from the Health Plan or the TPA, as applicable, typically on a per subscriber (or member) per month basis; an additional per subscriber (or member) monthly fee is received in the event the Health Plan or TPA elects to receive utilization management services. In addition, the hospitals participating in the PPO pay First Choice an administrative fee under their respective participating health care facility service contracts.

At December 31, 1997, First Choice had arrangements with third party administrators and health plans representing approximately 550,000 subscribers (or members) and their dependents (collectively "Covered
Persons").   Practically all of the Company's revenues were derived from services performed in the state of Washington during the year ended December 31, 1997.

The Network's success depends to a significant degree on its ability to control health care costs for the Health Plans utilizing its PPO. In addition to its discounted fee arrangements with the health care providers participating in its PPO, The Network controls health care costs with respect to a portion of the subscribers to its PPO through a primary care physician "gatekeeper" system of health care delivery and utilization management programs (third-party review of the utilization of health care services), the latter of which is available to the Health Plan for an additional per subscriber (or member) monthly fee.

An integral part of The Network's PPO is its comprehensive quality assurance program, which is designed to maintain and improve proper medical care and includes, among other things, verification of physicians' credentials and hospital accreditation, medical care evaluations, outcome studies which evaluate hospital admissions and referral patterns and the processing of Covered Persons' grievances. In excess of 73% of the PPO physicians are board certified or board eligible in one or more specialties.

First Choice Health Network, a corporation organized under the laws of the state of Washington in 1984, is owned by 648 physicians, all of whom own Class A Common Stock; seven hospitals who own Class B Common Stock, and three hospital participants.

During 1995, The Network formed a wholly-owned subsidiary, First Choice Health Plan, Inc.("The Plan"), to operate as a health care service contractor ("HCSC") that permits the Company to assume risk for healthcare services in its operations.

An HCSC is an organization that arranges for the provision and delivery of health care services to a voluntarily enrolled population, either directly or indirectly as a subcontractor through a Health Plan, for a fixed periodic premium through a network of providers who generally receive either a capitation fee (a fixed periodic fee per covered member) or a negotiated fee for the health care services rendered. HCSCs, like health maintenance organizations ("HMOs"), may utilize a "gatekeeper" system of health care delivery whereby each member is serviced by a primary care physician (generally, a family practitioner, pediatrician or internist) who provides medical care related to the general health of the HMO member and refers members to specialists and other health care providers, as appropriate. HCSCs differ from PPOs in that they are permitted to assume the financial risk of the cost of health care services exceeding the premiums received from members, subscribers or Health Plans. HCSCs are required to register with the state of Washington Department of Insurance which requires, among other items, filing copies of organizational documents, financial disclosure, forms of agreements to be issued to members, a schedule of proposed rates of reimbursement to providers, solicitation materials and a description of grievance procedures and a quality assurance program. HCSCs are required to have an initial net worth of $1,500,000 and must thereafter maintain a minimum net worth of $1,000,000. The Commissioner may waive compliance with the minimum net worth requirements if satisfied with the entity's financial stability; however, net
worth cannot fall below $500,000.   The Plan began marketing and selling it's
health insurance products on January 1, 1997.

Effective July 1, 1997, The Company merged with Health First Partners, Inc. and Health Washington L.L.C. which added approximately 18,000 fully insured members. Further details of this transaction are discussed in Item 6 under "Liquidity and Capital Resources".


PRODUCTS

First Choice Health Network's PPO

The Network's PPO is comprised of physicians, hospitals and other health care providers in the states of Washington, Alaska, Idaho and Montana who are required to sign preferred physician contracts, health care facility service contracts and provider contracts, respectively, under which the health care provider agrees to accept, as payment in full, the discounted fee schedule negotiated by The Network for each covered service; such agreements are terminable on 90 days' notice. Subscribers (or members) also have access to a network of providers (marketed as a separate PPO) in the state of Oregon.

     Physicians

In the primary care physician "gatekeeper" system of health care delivery, a Covered Person receives care from a participating primary care physician who, in turn, refers the Covered Person to specialists and hospitals, as required. Primary care physicians, consisting of family practitioners, pediatricians, general practitioners and internists, are important to the Company's health care cost containment as they control utilization of hospitals, specialists and other health care providers.

The Network seeks to include within its PPO high-quality, cost-effective physicians who have admitting privileges at a participating PPO hospital. In addition, physicians are recruited in geographic areas in which the Company's PPO does not have a physician presence if a prospective Health Plan has a large number of Covered Persons in such area. Upon receipt of an application by a physician to participate in the PPO, The Network conducts its own credentialing process (separate and distinct from those performed by participating hospitals with respect to physicians with admitting privileges), evaluating relevant information such as malpractice insurance, claims activity and the physician's standing with licensing regulatory authorities.

     Hospitals

The Network has contracts with hospitals in most counties in the State of Washington and in each county in which it conducts business in other states. The PPO offers Covered Persons a full range of hospital services, including tertiary care.

The Network seeks to attract hospitals rendering high-quality, cost-effective care. Prior to contracting with a hospital, the Company reviews the hospital's accreditation, federal and state certifications, and internal and external claims data and reports, including data available from regulatory agencies.


     Other Health Care Providers

The Network has contracts with many health care providers (other than physicians and hospitals) which, among other services, provide mental health care, diagnostic services, chiropractic services, physical therapy, out-patient surgery, laboratory services and home health care.

The Network has also developed a pharmacy network in the state of Washington which provides data with respect to utilization of prescribed drugs by physicians participating in the PPO, which the Company intends to incorporate into its utilization management program.

On January 31, 1995, First Choice Health Network purchased all of the issued and outstanding stock of Pacific Health Systems, Inc. (subsequently renamed First Choice Dental Systems, Inc.), a PPO network consisting of in excess of 200 dentists, for $90,000, $45,000 of which was paid on such date and the balance was paid on February 1, 1996. Under the related purchase agreement, First Choice is required to make additional contingent purchase price payments equal to 50 percent of the dental PPO's net income in excess of $295,000 for each of the calendar years 1995 and 1996, with aggregate additional purchase price payments not to exceed $260,000.


     Utilization Management Services

In addition to providing Health Plans with access to its PPO, The Network offers a utilization management program for an additional per subscriber (or member) monthly fee to the Health Plan. The goal of the utilization management program is to ensure that high quality health care is consistently delivered to Covered Persons in an efficient and cost-effective manner. The program includes individual case reviews of hospital admissions, outpatient surgery, primary care physician referrals to specialists, management of catastrophic, psychiatric and substance abuse cases, profiling practice patterns of individual physicians and evaluation of hospital utilization patterns. The Company hired additional staff experienced in health care provider risk management and a full time medical director in late 1995.

At December 31, 1997, The Network had contractual arrangements through which Health Plans in both the public and private sectors representing approximately 550,000 Covered Persons, utilized the Company's PPO. The Network receives a fee for providing access to its PPO, typically on a per subscriber (or member) per month basis, from the Health Plan, either directly or indirectly through a TPA. The per subscriber (or member) monthly fee is generally fixed for a twelve-month period under contracts with each Health Plan or TPA, and is based upon the extent of the network utilized (hospitals and/or physicians), whether utilization management services are requested and the number of Covered Persons.

First Choice Health Plan Products

The Plan offers three basic types of health care plans to prospective employer groups: Managed Plans, Triple Option Plans and Point of Service Plans.

Managed Plans

All health care, except emergency services, under this plan is provided or arranged by a primary care physician (PCP) which is chosen by the member during enrollment. The PCP will refer the member to specialists, as well as arrange hospital and other services with a Community Network of providers.

Point of Service Plan

This plan offers the same coverage as the Managed Plan but provides another level of benefit coverage. The member is required to choose a PCP during enrollment. The member may choose to have his/her services coordinated through the PCP in order to have the highest level of benefit coverage available. The member also has the choice to self-refer to an Extended PPO Network Provider which is paid at a lower level.

Triple Option Health Plan

This plan offers three different levels of benefit coverage: the Community Network benefit level, the Extended PPO Network benefit level and an out-of-network benefit level. The member is required to choose a PCP during enrollment. The member may choose to have his/her services coordinated through the PCP in order to receive the highest level of benefit coverage available. However, the member may choose to self-refer to an Extended PPO Network Provider or a non-participating provider which is covered at a lower reimbursement.

Association Plans

These plans include a plan offered through Costco Wholesale, a plan offered through the Employers Health Purchasing Cooperative, a plan offered through the Bellevue Chamber of Commerce, and a plan offered through the Association of Washington Businesses which are tailor made to a targeted population of employees.


Medicare Supplement

Under the HCSC license, The Plan contracted with Olympic Health Management Systems, Inc., to develop and implement a Medicare Supplement product. The rate schedules for the first phase of this proposed offering were filed and approved by the state Office of Insurance Commissioner in the spring of 1996. Upon acceptance of the proposed rates, the Company and Olympic Health Management representatives marketed this product to the general public. Rate schedules for a second phase, a non-agent plan, of this Medicare supplement as of this time have not been submitted to the OIC.

MARKETING AND SALES

The Network markets its PPO and utilization management services through an internal marketing staff to third party administrators (TPA) and, in conjunction with the TPAs and independent brokers and agents, to the Health Plans. The Network generally does not market directly to subscribers or their dependents, although it does engage in limited direct mailings relating to product development.

The Plan distributes its products through it's direct sales force and telemarketing representatives and through independent insurance agents and brokers.

Direct Sales Force and Telemarketing

The Plan maintains a direct sales staff of account executives. The account executives sell the managed care and point of service to employer groups. In addition, they are the principal administrative contact for employers and their benefit managers by conducting on-site employee meetings and various other requests.

The Plan employs a staff of telemarketing representatives who sell the Costco Health Insurance product directly to small groups.

Independent Insurance Agents and Brokers

During the first year of offering the managed care product, independent insurance agents and brokers have been responsible for a significant portion
of The Plan's enrollment growth.    The Plan will continue to use the services
of independent brokers for additional growth.

COMPETITION

The managed health care industry is highly competitive, primarily on the basis of price, the size, quality and geographic location of the network of physicians, hospitals and other health care providers, benefits provided and quality of service. The Network competes with other managed health care companies, such as health maintenance organizations and indemnity health insurance companies, and approximately twelve other PPOs in the state of Washington and believes, that through its licensure as a HCSC, it can maintain its PPO base and expand into additional areas of the marketplace.


GOVERNMENT REGULATION

State Health Care Legislation

A number of new bills affecting health care were introduced during the 1997 state legislative session. Only a handful made it out of their respective committees and were passed into law. The bills that did become law are summarized below:

SHB 1191 - Mandated benefits review (sunrise provision)

     Any person or organization seeking to establish a mandated benefit must submit the proposed bill to the appropriate committee of the Legislature at least 90 days prior to the Legislative session. The Legislative Committee may then send the proposed bill to the Department of Health for a review and follow-up report on the social and financial impact of the bill as well as its impact on health care efficacy. This procedure is commonly referred to as _sun rising_ a bill.

ESHB 2018 - Health Insurance Reform

     This bill proposed a number of broad changes including network adequacy and access plans, grievance and appeals procedures, utilization review procedures, guidelines for the coverage of emergency services, the reestablishment of medical loss ratios as a benchmark for rate setting and individual market stabilization provisions. The sections include:

       Tenure discounts - health plans may offer discounts of up to 10% to community-rated groups which have had continuous enrollment with the plan for a period of 2 years or more.
       Guidelines for coverage of emergency services - includes a `prudent
     layperson' definition of an   emergency and defines the limits of
     differential cost-sharing for emergency services provided by non-network providers or hospitals.
       Wickline clauses - authorizes a study to review the implications and
     impacts of language in provider    contracts which limits the liability
     of a health plan when the health plan refuses to pay for services recommended by a provider.  The specific instances under review are
     those cases when, as a result of   the health plan's refusal to pay for a
     service, the patient does not receive the recommended care and the health of the patient is harmed.
                                         7

     Although Governor Locke praised the efforts of the bill, he vetoed major portions in opposition to the 'deeming' language contained in the bill which allowed NCQA-certified plans to be 'deemed' in compliance. Governor Locke also opposed all sections of the bill relative to individual market reforms as being counter-productive to the health care reform measures passed in 1995.

     Following the veto, the Office of Insurance Commissioner (OIC) reintroduced the vetoed portions of the bill, with the exception of the individual market reform language, under its rule-making authority. These new `managed care rules' are expected to be adopted in early 1998.

SSB 5178 - Diabetes Cost Reduction

     Health plans are required to cover the cost of virtually all diabetes-related services and supplies. This bill becomes effective January 1, 1998 and sunsets on June 30, 2001. Since First Choice already covers most diabetic services and supplies, this bill will have only minimal impact.

Risk-based Capital

     The National Association of Insurance Commissioners (NAIC) continues to work on its model plan for determining reserving requirements for risk-based plans. This model has been endorsed by the Washington State Insurance Commissioner and by the majority of Washington's health plans, including First Choice. It is expected that this model will be introduced as legislation during the 1998 Legislative session as an acceptable alternative to the current 14.2% reserving requirement currently enforced by the OIC.


Other Activities of Note

I-673 Campaign

     A coalition consisting of the major health plans, Washington businesses, the Washington State Hospital Association and the Washington State Medical Association waged a $1.7 million dollar campaign to successfully defeat Initiative 673 on the November 1997 ballot. This initiative, billed as the `patient choice' initiative, would have effectively destroyed managed care and managed care networks, and reduced access to health care by increasing the overall costs of health care in general. First Choice played an active part in, and made significant financial contribution to, this campaign effort.

Every Category of Provider

     In 1996, eight of the major health plans in Washington state filed suit against the OIC to block impending rules developed by the OIC regarding their interpretation of the `every category of provider' statute. In May, 1997, the US District Court (Tacoma) granted the plaintiff's motion for summary judgment and enjoined the OIC from enforcing their all-inclusive rules. As a result, health plans in Washington are only required to recognize the services of alternative providers in their basic health plan (BHP) look-alike plans as opposed to all plans, as was the intention of the OIC.

Federal Health Care Legislation
HIPAA (Health Insurance Portability and Accountability Act)

     There are several components of HIPAA which affect health plans. These include:

       Certificates of Creditable Coverage
       Pre existing condition requirements
       Non-discriminatory waiting periods
       Special enrollment periods
       Mental health parity
       'Prudent layperson' definition for emergency services
       Maternity length of stay requirements

     Most provisions went into effect for new and renewing group and individual health plans beginning July 1, 1997. Mental health parity and maternity length of stay provisions will take effect for new and renewing group and individual health plans on January 1, 1998. First Choice successfully implemented all of the 1997 provisions and is prepared to implement the 1998 provisions. With regard to the pre-existing condition, non-discriminatory waiting periods, emergency services and maternity length of stay provisions, relevant Washington state law is already more favorable to the consumer so the impact of these provisions on health plans in Washington is negligible.

     The implementation of the mental health parity provisions most probably represents a step backward for consumers. While the new law prohibits a health plan from imposing more stringent dollar maximums on this benefit than it does for medical/surgical benefits, the law does not prevent plans from imposing day/visit limits. Consequently, most plans, including First Choice, have simply converted mental health benefits from a flexible dollar maximum (which could be used as best suits the patient) to the more rigid old-style inpatient/outpatient day/visit maximums.

Consumer Bill of Rights and Responsibilities; PARCA

     There are two patient advocacy bills currently being discussed at the federal level. They are: The Consumer Bill of Rights and Responsibilities, supported by the President, and the Patient Access to Responsible Care Act (PARCA) sponsored by Rep. Norwood and Sen. D'Amato. Both bills focus on patient access to providers, especially specialty providers, and disclosure of information. Of the two, PARCA is the more onerous and is not expected to garner sufficient bipartisan support to become law. On the other hand, the Consumer Bill of Rights is being lobbied heavily by the President and is expected to be signed into law in 1998.


Dependence on one or a few major customers

Revenues from one customer of The Plan for the year 1997 represents approximately $9.5 million of the company's consolidated revenues.

Employees

At December 31, 1997, the Company had 95 employees, 91 of which were full-time. None of the Company's employees are covered by labor unions, and the Company believes its relationships with their employees to be good.

ITEM 2.   DESCRIPTION OF PROPERTY

First Choice leases and occupies two offices in separate buildings in downtown Seattle. The administrative, finance and marketing departments occupy an office consisting of approximately 7,135 square feet of space in an office building at 601 Union Street, Seattle, Washington expiring January 2002. The claims, medical services and provider relations departments occupy an office consisting of 11,209 square feet of space in an office building at 1100 Olive Way, Suite 1480, Seattle, Washington expiring September 1999.

On March 11, 1998, The Network signed a lease to consolidate both current locations to one central location at 601 Union Street, Suite 1100, Seattle Washington. This lease expires March 11, 2003 or five years. There is 20,675 square feet at the new location.


Item  3.  LEGAL PROCEEDINGS

          None


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted in the fourth quarter of 1997.



PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for any of the Company's equity securities.

On March 1, 1998, there were 648 holders of the Company's Class A Common Stock, seven holders of the Company's Class B Common Stock, and three Hospital Participants.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Network's ability to retain existing clients and attract new clients is largely dependent on its ability to control health care costs by creating and maintaining a network of high quality, efficient, fully credentialed providers who agree to accept competitive reimbursement rates and on its ability to control excess utilization through its utilization management program. During 1997, the Company continued to expand its PPO network.
In 1997, The Network continued its system of physician reimbursement which had commenced in July 1993, referred to as the Resource Based Relative Value System, whereby fees to physicians are weighted more toward cognitive services (i.e., overall patient care) as opposed to procedural services (e.g., surgery and diagnostic tests). This system is consistent with the Company's belief in the importance of managing the full scope of patient care to provide the most appropriate level of service for each patient and its focus on the primary care "gatekeeper" model for its PPO, whereby a Covered Person must obtain a referral from a primary care physician prior to obtaining health care services from specialists and other health care providers.

Since its inception, the Company has negotiated reimbursement to its principal hospitals under a Diagnostic Related Group (DRG) system under which payments are based on the diagnosis of the patient's condition, generally notwithstanding the length of hospitalization. In 1997, The Network negotiated with additional hospitals to change the basis upon which DRGs are determined from an "All Medicare Grouper" to an "All Patient Grouper" and concurrently introduced Washington State-specific hospital weights to more closely match reimbursement payments to actual resource consumption.

In anticipation of the proposed Washington State health care reform and to enhance its competitive position in the health care industry, The Plan obtained, on January 13, 1995, a Certificate of Registration to operate as a health care service contractor ("HCSC"), in the state of Washington, which permits The Plan to assume financial risk in its operations.

The Plan's revenues consist primarily of commercial premiums resulting from the initial offering of health insurance products during 1997. See the "First Choice Health Plan Products" under "Description of Business" for further explanation of products currently being offered by The Plan.

Medical expenses are largely comprised of capitation arrangements with the physician organizations (PO) in which the risk for health insurance coverage has been passed to the PO. The Plan passes much of the premium to the POs and keeps a certain percentage for administrative fees which covers services that the Plan provides on behalf of the PO. In addition, as a result of the merger with Health First Partners, The Plan assumes the full risk of a small amount
of membership.    For the membership that The Plan is at risk for, the medical expenses are comprised of payments to physicians, hospitals and other health care providers which includes an estimated amount for incurred but not reported claims ("IBNR").

The Plan has filed an application with the Federal Health Care Financing Administration ("HCFA") for a license to offer a Medicare risk product. It is expected that the application will be approved in the middle of 1998 and the product offered shortly thereafter. Upon sale of this product, the Plan will be paid a fixed per member per month capitation amount by the HCFA based on a formula of the projected medical expense of each Medicare member. Medicare risk contracts provide revenues which are higher per member than those for non-Medicare members which provide an opportunity for increased profits and cash flow. However, these contracts also carry certain risks such as higher comparative medical costs, government regulatory and reporting requirements and the possibility of reduced government reimbursement in the future.

The Plan transferred an additional $1 million on February 19, 1998 and $400,000 on March 31, 1998 to it's restricted depository account in order to satisfy statutory requirements.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Operating revenue for the year ended December 31, 1997 increased 328.8% to approximately $26.6 million in from approximately $6.2 million in 1996. The majority of the increase was the result of The Plan's initial offering of health insurance in the state of Washington in January 1997, as well as the
merger with Health First Partners and Health Washington in July 1997.   The
Network showed an increase in administrative and access fee revenues of 10.2% from approximately $6.2 million in 1996 to approximately $6.8 million in 1997. Offsetting the increase in premium revenues in 1997 were medical expenses in the amount of $17.5 million.

Total operating expenses increased 79.5% to approximately $8.9 million in 1997 versus approximately $4.9 million in 1996. Selling, general and administrative costs increased to approximately $4.6 million in 1997 from approximately $2.2 million in 1996 as a result of increased marketing expenditures related to the new health insurance products as well as the
premium and business taxes associated with The Plan's new business.    Payroll
and related expenses increased 58.6% from approximately $4.3 million in 1997 compared to approximately $2.7 million in 1996. The Company nearly doubled the number of employees during 1997 as a result of the offering of the new health insurance product and the merger which brought total membership in The Plan to approximately 27,000.

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

In December, 1996, First Choice issued 5,800 shares of its Class B Common Stock to Overlake Hospital Medical Center in exchange for $1,000,000 in cash and two additional payments of $250,000 each due in December of 1997 and 1998. This equity investment increased the number of Class B shareholders to seven. In conjunction, it is possible that the Company could incur contract exclusivity damages with another hospital shareholder up to $600,000.
Since the amount of damages, if any, is not reasonably estimable, the possible contingency amount has not been reflected in the financial statements as of December 31, 1996 or 1997.

At December 31, 1997, the Company had cash, cash equivalents and investment securities at fair market value of approximately $11.4 million as compared to approximately $7.9 million at December 31, 1996.

The Company had a $300,000. unsecured line of credit from Seafirst Bank. At December 31, 1996, there were no borrowings outstanding under the line. Due to the large amount of cash and short-term investments held by the Network and it's subsidiary, The Plan, this line of credit was not renewed as of June 1, 1997.

The Network commenced updating its computer systems when it signed contracts for software development on March 21, 1994, and commenced implementation thereafter. The Network has obtained necessary programming assistance and has purchased additional hardware. A portion of the new system programmed to handle The Plan's shared risk products was put into production in October, 1996. Additional modules were brought on line in January, 1997 to serve the product line offered through it's subsidiary 'First Choice Health Plan, Inc.' under it's licensure as an HCSC in the state of Washington. The Network expended an additional $587,000 on related consulting services and computer equipment in 1996. The Network does not anticipate comparable expenses in 1998, but should it experience substantial market gains through its subsidiary's new products, the Company would expend the necessary funds to maintain those gains.

In January 1995, the Company transferred cash and investments of $1.5 million to its subsidiary, "First Choice Health Plan, Inc.," in connection with its licensure as an HCSC. In the first and second quarters of 1997, the Company transferred an additional $5 million in cash and investments to it's
subsidiary.   The Plan transferred  an additional $1 million on February to increase the statutory deposits to a total of $1.3 million to prepare for the initiation of the Medicare product.

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

In May of 1996 the Company's subsidiary, First Choice Health Plan, Inc., introduced into the market place a Medicare Supplement program in conjunction with two of its owner hospitals, Northwest Hospital and Valley Medical Center. At December 31, 1997 there were 426 policies inforce and collected premiums of $231,568. The Company has contracted with Olympic Health Management Systems to act as the plan administrator. Their primary responsibilities are to maintain a adequate sales force legally licensed in Washington state, premium billing and collection, claims processing and payment, and financial reporting to all applicable parties including the appropriate reports necessary for compliance with the Office of Insurance Commissioner of the State of Washington.

On July 1, 1997, First Choice Health Network, Inc. (The Network), First Choice Health Plan, Inc. (The Plan), Health First Partners, Inc. (Health First) and Health Washington, L.L.C. (Health WA) entered into a merger and asset purchase agreement. The agreement between the four companies consisted of three transactions as described in the paragraphs below.

First, The Plan purchased substantially all of the assets of Health WA in exchange for 34,524 shares of The Plan Stock. These shares were issued to the former shareholders of Health WA. The assets of Health WA consisted primarily of Health WA's rights to various provider contracts, a large group contract, as well as other intangible property including trademarks. Estimated growth in membership was 12,500 as a result of this merger. These shares represent approximately 12.6% ownership stake in FC Plan.

Secondly, Health First merged with and into The Plan with Health First ceasing operations and The Plan as the surviving corporation. FC Plan issued 33,572 shares of stock to the former shareholders of Health First for the net assets of Health First as well as the rights to various provider and group contracts. The net assets purchased included those assets and liabilities that existed as of July 1, 1997 which had a book value of approximately $1.0 million. Estimated growth in membership was 5,500 as a result of this merger. These shares represent approximately 12.3% ownership stake in The Plan.

Third, The Network, formerly the sole shareholder of The Plan, became obligated to contribute cash to The Plan in exchange for 55,436 shares of FC Plan stock. This is facilitated by a Contribution Agreement that states that The Network shall contribute a certain percentage of revenues over the next
ten years in exchange for those shares.   The Network's ownership in the
subsidiary, The Plan, is now approximately 75.1%.

As a result of the merger between Health First Partners and First Choice Health Plan effective July 1, 1997, First Choice Health Network assumed the lease of the office space formerly used by Health First Partners. During July, 1997 approximately 20 employees in the accounting and marketing departments moved to the new location allowing for additional growth in the operations department. The additional future minimum lease payments as a result of this lease have been included in the notes to the financial statements.

In conjunction with Overlake Hospital becoming a shareholder on December 19, 1996, it is possible that the Company could incur contract exclusivity damages with another hospital shareholder up to $600,000. Since the amount of any damages is not reasonably estimable, no amount has been reflected in the consolidated financial statements as of December 31, 1997.

In January 1998, the owners of the Plan signed an agreement which gave the Company an 80% ownership in the common stock of the Plan. The purpose of the increase in common stock ownership was to allow for the consolidation of tax returns between the Company and the Plan. This transaction by Health Washington exchanging 8,613 shares of common stock for the same number of preferred shares. Two other owners made a similar exchange of 4,187 shares each. In order to facilitate this transaction, the Plan amended their Articles of Incorporation to authorize 100,000 shares of preferred stock. This stock is has a par value of $29.10 and is nonvoting and noncumulative, but has a dividend preference a dividend rate of 10.5% of the par value per share.

The Company anticipates that the revenues generated by operations, investment and financing, plus the capital it currently has in reserves, will be sufficient to meet its cash requirements throughout 1998.

YEAR 2000 ISSUE

The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that uses dates where the date has been stored as just two digits (e.g. 97 for 1997). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

The Company has developed a Year 2000 plan that was adopted by senior management. The plan's time table is on schedule. The critical components of the financial, operational and information systems have been identified and incorporated in to the plan. Management has identified manual processing as a work-around.

The Company has identified key vendors, service providers, and customers to initiate formal communications with them to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible wiht the Company's systems, would not have a material adverse effect on the Company.

The Company's internally used software is externally manufactured and supported. The Company is currently and will continue to utilize internal and external resources to implement, reprogram, or replace and test software and related assets affected by the Year 2000 issue. The Company expects to complete the majority of its efforts by December 1998 leaving adequate time to assess and correct any significant issues that may materialize.

The completion of the Year 2000 project is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 7.   FINANCIAL STATEMENTS


               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors Report . . . . . . . . . . . . . . . . . . .   17

Consolidated Balance Sheets as of December 31, 1997 and 1996  . .   18

Consolidated Statements of Earnings
  for the years ended December 31, 1997 and 1996  . . . . . . . .   20

Consolidated Statements of Shareholders' Equity
  for the years ended December 31, 1997 and 1996  . . . . . . . .   21

Consolidated Statements of Cash Flows
  for the years ended December 31, 1997 and 1996  . . . . . . . .   23

Notes to Consolidated Financial Statements . . . . . . . . . . . .  25


                                      16
<PAGE 17>

                         INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
First Choice Health Network, Inc.

We have audited the accompanying consolidated balance sheet of First Choice Health Network, Inc. and subsidiary (the Company) as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company for the year ended
December 31, 1996, were audited by other auditors whose report, dated March 11, 1997 (March 28, 1997, as to certain subsequent events), expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
March 20, 1998

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1997 AND 1996


ASSETS                                                         1997           1996

CURRENT ASSETS:
  Cash and cash equivalents                                $11,356,346    $ 2,407,355
  Service fees receivable, net of allowance
     for doubtful accounts of $96,187 for 1997 and 1996      1,180,421        773,337
  Service fees and premiums receivable
     from related parties                    		       1,109,269        668,046
  Premiums receivable, net of allowance
     for doubtful accounts of $57,796                        1,849,145          -
  Investment securities available for sale                       -          3,072,445
  Federal income tax receivable                                383,101          8,854
  Prepaid expenses                                             292,112        207,074
  Other current assets                                          15,000         15,625
                                                           -----------    -----------
  Total current assets                                      16,185,394      7,152,736

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
  Furniture and equipment                                    1,667,240      1,030,286
  Computer software                                            304,264        343,370
                                                           -----------    -----------
                                                             1,971,504      1,373,656
  Less accumulated depreciation and amortization             1,103,738        728,819
                                                           -----------    -----------
     Furniture, equipment and computer software, net           867,766        644,837

OTHER ASSETS:
  Investment securities available for sale                       -          2,434,921
  Restricted indemnity cash                                    309,368        150,000
  Goodwill, net of accumulated amortization of
     $45,026 and $11,500                                       320,577         78,500
                                                           -----------    -----------
     Total other assets                                        629,945      2,663,421
                                                           -----------    -----------
TOTAL                                                      $17,683,105    $10,460,994
                                                           ===========    ===========


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1997 AND 1996



LIABILITIES AND STOCKHOLDERS' EQUITY                           1997           1996

CURRENT LIABILITIES:

  Accounts payable                                        $    206,202     $   88,636
  Accrued expenses                                           1,802,574        339,359
  Reserve for unpaid claims and claims
     adjustment expenses                                     1,394,107         18,599
  Due to unrelated provider organizations                    1,376,088          -
  Due to related provider organizations                      1,289,690          -
  Unearned premiums                                            335,629         14,368
  Deferred income taxes                                        112,624        429,422
                                                           -----------     ----------
     Total current liabilities                               6,516,914        890,384

DEFERRED INCOME TAXES                                          252,986          -

MINORITY INTEREST                                            1,312,231          -

COMMITMENTS AND CONTINGENCIES (Notes 5 and 13)

SHAREHOLDERS' EQUITY:

  Common Stock:
     Class A, par value $1 - Authorized, 30,000 shares;
       issued and outstanding, 648 and 656 shares                  648            656
     Class B, par value $1 - Authorized, 70,000 shares;
       issued and outstanding, 40,600 and 40,600 shares         40,600         40,600
     Additional paid-in capital                              4,416,090      5,046,417
     Shareholder receivable                                  (250,000)      (500,000)
     Paid-in capital from affiliates                         1,472,108      1,472,108
     Retained earnings                                       3,921,528      3,540,660
     Net unrealized loss on investment securities available
       for sale, net of deferred taxes of $15,368                -           (29,831)
                                                           -----------   ------------
          Total shareholders' equity                         9,600,974      9,570,610
                                                           -----------   ------------
TOTAL                                                      $17,683,105    $10,460,994
                                                           ===========   ============


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                       YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                               1997           1996
OPERATING REVENUE:
  Premium revenue                                          $15,711,616    $     -
  Premium revenue, related parties                           4,050,286          -
  Network access fees                                        4,172,888      3,589,593
  Hospital administrative fees, primarily related parties    2,527,105      2,599,738
  Other                                                        119,227         10,175
                                                           -----------     ----------
     Total operating revenue                                26,581,122      6,199,506

OPERATING EXPENSES:
  Medical expenses                                          10,472,784          -
  Medical expenses, related parties                          7,074,205          -
  Payroll and related expenses                               4,305,685      2,715,630
  Selling, general, and administrative expenses              4,567,694      2,228,786
                                                           -----------     ----------
     Total operating expenses                               26,420,368      4,944,416
                                                           -----------     ----------
     Operating income                                          160,754      1,255,090

OTHER INCOME (EXPENSE):
  Interest and dividends                                       511,257        292,439
  Other                                                         97,366         40,462
                                                            ----------     ----------
                                                               608,623        332,901
                                                            ----------     ----------
     Income before federal income taxes
       and minority interest                                   769,377      1,587,991

FEDERAL INCOME TAXES                                           504,006        550,277
                                                            ----------     ----------
                                                               265,371      1,037,714
MINORITY INTEREST                                              115,497          -
                                                            ----------     ----------
NET INCOME                                                  $  380,868     $1,037,714
                                                            ==========     ==========

NET INCOME PER COMMON SHARE                                 $     6.49     $    20.57
                                                            ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                             58,650         50,446
                                                            ==========     ==========


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                              Common Stock
                                                             ------------
                                                       Class A           Class B        Additional                      Balance
                                                      -------            -------          paid-in     Shareholder       carried
                                                  Shares    Amount   Shares    Amount     capital      receivable       forward
                                                  ------    ------   ------    ------     -------      ----------       -------
BALANCE, January 1, 1996                            676      $676    29,000   $29,000   $2,630,268      $   -         $2,659,944

  Issuance of Class B common stock and
     membership rights to physicians                                 11,600    11,600    2,419,884                     2,431,484

  Shareholder receivable                                                                                (500,000)       (500,000)

  Repurchase of Class A common stock
     and membership rights from physicians         (20)      (20)                           (3,735)                       (3,755)

                                                  -----     -----   -------   -------   ----------      ---------     -----------

BALANCE, December 31, 1996                          656       656    40,600    40,600    5,046,417      (500,000)      4,587,673

  Cash received from shareholder receivable                                                               250,000         250,000

  Repurchase of Class A common stock
     and membership rights from physicians          (8)       (8)                           (1,728)                       (1,736)

  Reduction in equity from issuance
     of subsidiary's stock                                                                (628,599)                     (628,599)

                                                  -----     -----   -------   -------   ----------      ---------      ----------

BALANCE, December 31, 1997                          648      $648    40,600   $40,600   $4,416,090      $(250,000)    $4,207,338
                                                  =====     =====   =======   =======   ==========      ==========    ==========




See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                       YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                              Net unrealized
                                                                                                  loss on
                                                                                                investment
                                                                                                securities
                                                  Balance         Paid-in                      available for        Total
                                                  brought      capital from     Retained       sale, net of      shareholders'
                                                  forward        affiliates     earnings      deferred taxes        equity
                                                  -------        ----------     --------      --------------        ------
BALANCE, January 1, 1996                        $2,659,944       $1,472,108    $2,502,946         $(18,262)        $6,616,736

  Issuance of Class B common stock and
     membership rights to physicians             2,431,484                                                          2,431,484

  Shareholder receivable                          (500,000)                                                         (500,000)

  Repurchase of Class A common stock
     and membership rights from physicians          (3,755)                                                           (3,755)

  Net income                                          -                         1,037,714                           1,037,714

  Change in unrealized loss on securities
     available for sale, net of deferred taxes        -                                            (11,569)          (11,569)

                                                ----------      -----------     ----------        ---------        ----------

BALANCE, December 31, 1996                       4,587,673        1,472,108      3,540,660         (29,831)         9,570,610

  Cash received from shareholder receivable        250,000                                                            250,000

  Repurchase of Class A common stock
     and membership rights from physicians          (1,736)                                                           (1,736)

  Reduction in equity from issuance
     of subsidiary's stock                        (628,599)                                                         (628,599)

  Net income                                          -                            380,868                            380,868

  Change in unrealized loss on securities
     available for sale, net of deferred taxes        -                                             29,831             29,831

                                                ----------      -----------     ----------       ---------         ----------

BALANCE, December 31, 1997                      $4,207,338       $1,472,108     $3,921,528        $    -           $9,600,974
                                                ==========      ===========     ==========        =========        ==========



See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                               1997           1996
OPERATING ACTIVITIES:
  Net income                                                $  380,868    $ 1,037,714
  Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                              283,945        169,161
     Amortization                                               34,151          6,000
     Amortization of premium on debt securities
       available for sale                                        -           (42,138)
     Deferred income taxes, net                               (78,604)        123,870
     Write-off bad debts                                        57,796           -
     Realized loss (gain) on sales of securities
       available for sale                                       58,942       (42,304)
     Minority interest                                       (115,497)           -
     Cash provided (used) by changes in operating
          assets and liabilities:
       Service fees receivable                               (848,307)      (337,219)
       Premiums receivable                                 (1,672,363)           -
       Federal income tax receivable                         (374,247)         81,275
       Prepaid expenses                                       (59,791)       (24,605)
       Other current assets                                        625           -
       Accounts payable                                         48,279      (117,970)
       Accrued expenses                                        761,129        159,906
       Reserve for unpaid claims and claims
          adjustment expenses                                    (737)          -
       Due to provider organizations                         2,665,778          -
       Unearned premiums                                       321,261          -
                                                            ----------     ----------
     Net cash provided by operating activities               1,463,228      1,013,690

INVESTING ACTIVITIES:
     Purchase of investment securities available for sale  (7,457,715)    (6,863,747)
     Sales and maturities of investment securities
       available for sale                                   15,301,865      4,628,955
     Acquisition of Health First Partners, net of
       cash acquired                                          (97,936)          -
     Purchase of furniture, equipment, and
       computer software                                     (508,715)      (231,342)
     Acquisition of license fees                                 -            (1,936)
     Increase in restricted indemnity cash                       -          (150,000)
                                                            ----------    -----------
     Net cash provided (used) by investing activities        7,237,499    (2,618,070)
                                                             ---------    -----------
BALANCE, carried forward                                     8,700,727    (1,604,380)


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY CONSOLDIATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                               1997           1996

BALANCE, brought forward                                   $ 8,700,727   $(1,604,380)

FINANCING ACTIVITIES:
     Payment of note payable                                     -           (45,000)
     Repurchase of Class A common stock and membership
       rights from physicians                                  (1,736)        (3,755)
     Issuance of Class B common stock and membership
       rights from physicians                                    -          1,931,484
     Payment of shareholder receivable                         250,000          -
                                                           -----------     ----------
     Net cash provided by financing activities                 248,264      1,882,729
                                                           -----------     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    8,948,991        278,349

CASH AND CASH EQUIVALENTS:
     Beginning of year                                       2,407,355      2,129,006
                                                           -----------     ----------
     End of year                                           $11,356,346     $2,407,355
                                                           ===========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for federal income taxes     $  955,000     $  360,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
     Shareholder receivable for common stock issuance            -          (500,000)
     Net assets acquired for common stock (Note 10)            525,303          -


See accompanying notes to consolidated financial statements.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1:DESCRIPTION OF BUSINESS AND SUMMARY
       OF SIGNIFICANT ACCOUNTING POLICIES

  Description of business: First Choice Health Network, Inc. (the Company) was incorporated under the laws of the state of Washington on September 28, 1984. The Company was formed to organize a network of independent participating physicians and hospitals to provide a comprehensive, managed health care delivery system for group plans established by employers and benefit groups. The Company's business is conducted primarily in Washington, Oregon, and Alaska.

  The Company's wholly owned subsidiary, First Choice Health Plan, Inc., (the
  Plan) is a health care services contractor which was formed on January 31, 1995, to offer fully insured health care services to an enrolled population in Washington state.

  Principles of consolidation: The consolidated financial statements include the accounts of the Company and the Plan. All significant intercompany accounts have been eliminated in consolidation.

  New accounting pronouncements: Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards
  (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires that certain business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise. It also requires that certain business enterprises report selected information about their products and services, the geographic areas in which they operate, and their major customers. The notes to the financial statements (see Note 7) include the required disclosures for the years ended December 31, 1997 and 1996.

  In 1997, the Company adopted SFAS No. 128, Earnings Per Share. The statement requires certain calculations and disclosures surrounding earnings per share that differ from the method previously required by generally accepted accounting principles (GAAP). Adoption of this standard has no effect on previously reported earnings per share.

  In 1997, the Company has also adopted SFAS No. 129, Disclosure of Information About Capital Structure. This statement establishes standards for disclosing information about an entity's capital structure.

  In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under generally accepted accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This presentation differs from

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



  the method previously required by GAAP. The Company will be required to adopt the new method of presentation in 1998. Adoption of this standard is not expected to have a material effect on the financial statements.

  Cash equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1997 and 1996, cash equivalents consist of money market funds amounting to $-0- and $232,152, and cash management funds of $11,356,346 and $2,175,204, respectively.

  Investment securities: The Company's investment securities at December 31, 1996, are classified as available-for-sale and are recorded at fair market value, with unrealized holding gains and losses recognized as a separate component of shareholders' equity, net of taxes. Declines in the fair value of investment securities available for sale determined to be other than temporary are recognized as a component of net income.

  The cost used in determining the gain or loss on sales of marketable equity securities and debt securities is average cost and specific identification, respectively.

  Service fees receivable: Service fees receivable consist primarily of estimates for hospital administrative fees receivable related to claims incurred on or before the balance sheet date but not reported. The Company evaluates the reasonableness of hospital administrative fees receivable based on claims reported in subsequent periods. These estimates are subject to the effects of trends in claims. Although considerable variability is inherent in such estimates, management believes that the hospital administrative fees receivable are reasonable. The estimates are continually reviewed and adjusted as necessary in the period new information becomes known.

  Allowance for doubtful accounts: The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses.

  Furniture, equipment, and computer software: Furniture, equipment, and computer software are recorded at cost. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets or lease term ranging from three to five years.

  Restricted indemnity cash: Restricted indemnity cash consists of amounts required to be restricted for potential claims from enrollees as required by the Office of Insurance Commissioner.

  Valuation of long-lived assets: Using its best estimates, based on reasonable and supportable assumptions and projections, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances have indicated that the carrying amounts of its assets might not be recoverable. At December 31, 1997 and 1996, no write downs were required.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 1997 AND 1996



  Goodwill: Goodwill is determined as the difference between the purchase price and fair market value of net assets purchased. Goodwill is amortized using the straight-line method over five years. Events or changes in circumstances have not occurred that indicate the value of goodwill has been impaired as of December 31, 1997 and 1996.

  Reserve for unpaid claims and claims adjustment expenses: This liability represents reported and unreported claims which have been incurred but have not been paid at the date of the financial statements. The reserve for unreported claims is determined actuarially by prior experience and the nature of current business and volume. Included in the liability is an estimate of the future expenses necessary to settle claims included in the reserve for unreported claims. Due to the uncertainties inherent in the estimation process, actual costs may differ from the estimated amounts in the near term, and these differences may be significant.

  Earnings per share: Net income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 40,600 common shares and 18,050 shares applicable to affiliate common share equivalents in
  both 1997 and 1996.   Shares issued during the period and shares
  reacquired during the period were weighted for the portion of the period that they were outstanding. There are no dilutive securities.

  Due to provider organizations: This liability is the net amount due to health care providers in conjunction with capitation arrangements, which is computed by subtracting the claims payment made on behalf of the provider from the capitated amounts contractually allocated to them. The ultimate payout or receipt of these amounts is subject to a settlement process subsequent to December 31, 1997.

  Operating revenue: Operating revenue consists primarily of premium revenue, network access fees, and hospital administrative fees. Premium revenue represents amounts charged for health care services and is recognized as revenue in the period for which enrollees are entitled to medical care. Network access fees are recognized as earned during the period of coverage and are recorded at contractual rates. Hospital administrative fees are recognized as earned in the period hospital claims are incurred by a subscriber and are recorded at a contractual percentage of the claims.

  For the year ended December 31, 1997, 48% of the premium revenue related to one subscriber group.

  Advertising: The Company expenses advertising costs as incurred. Advertising expense amounted to $237,292 and $4,195 in 1997 and 1996, respectively.

  Income taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


  the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not that deferred tax assets will not be realized.

  Use of estimates: Preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2:SHAREHOLDERS' EQUITY

  Ownership of stock: Class A common stock may be held solely by physicians licensed in the state of Washington who contract with the Company to provide health care services and who hold active, associate, or provisional medical staff privileges at one or more of the hospitals that contract with the Company to provide health care services.

  Class B common stock may be held by hospitals in the state of Washington that contract with the Company to provide health care services.

  Voting rights: Holders of each outstanding share of Class A or Class B common stock are entitled to one vote on each matter submitted to a vote at meetings of shareholders, and each class of common stock votes as a separate class.

  Transfer of stock: Shareholders may only transfer their stock in the Company to the Company for repurchase. The repurchase price is established by the Board of Directors each fiscal year as set forth in the bylaws. Class A shares were repurchased at $217 per share during 1997.

  Dividends: The Board of Directors may declare and pay dividends on one or more classes of common stock at such times and in such amounts as it designates, but in no event may dividends be paid while there is an outstanding obligation to repurchase shares. Dividends are allocated among shareholders of each class of stock according to the number of shares outstanding to each Class A or B shareholder. Any dividends paid to the Class B shareholders must be shared with the nonshareholder district hospitals that have rights equivalent to that of the Class B shareholders.

  Liquidation rights: Upon liquidation or dissolution, the Board of Directors, at its discretion, will allocate the value of assets among the classes of its outstanding stock in proportion to the capital contributions of shareholders of each class. For these purposes, the contributions by the nonshareholder district hospitals that have rights equivalent to that of the Class B shareholders and the membership fees paid by Class A shareholders are considered capital contributions. The allocation to Class A shareholders will be shared among all Class A shareholders in accordance with the number of shares outstanding to each

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


  Class A shareholder. The allocation of the Class B shareholders must be shared with the nonshareholder hospitals that have rights equivalent to that Class B shareholders.

  Paid-in capital from affiliates: District hospitals are not shareholders of the Company, but have contractual agreements with the Company that provide for certain rights and obligations equivalent, but not identical, to those of Class B shareholders, including liquidation and dividend rights. The capital contributions of the nonshareholders are recorded as paid-in capital from affiliates. These contractual agreements are considered to be common share equivalents for purposes of calculating net income per common share.

NOTE 3:INVESTMENT SECURITIES

The Company had no investment securities at December 31, 1997.

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment securities available for sale at December 31, 1996, are as follows:

                                                            Gross       Gross
                                            Amortized    unrealized   unrealized       Fair
                                               cost         gains       losses        value
                                           ----------     --------    --------     ----------
     Marketable equity securities          $  600,336     $ 73,975    $ 11,531     $  662,780
     Mortgage and asset-backed securities   1,876,587        1,791     125,128      1,753,250
     Corporate debt securities              3,075,642       15,999         305      3,091,336
                                           ----------     --------    ---------     ----------
                                           $5,552,565     $ 91,765    $136,964     $5,507,366
                                           ==========     ========    =========    ==========

Realized gains (losses) were $(58,942) and $56,564 in 1997 and 1996, respectively.

NOTE 4:FEDERAL INCOME TAXES

Federal income taxes consist of the following components:

                   1997        1996
                   ----        ----
  Current        $582,610    $426,407
  Deferred       (78,604)     123,870
                --------     --------
                 $504,006    $550,277
                ========     ========

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


Federal income taxes differ from the amount computed by applying the expected U.S. corporate income tax rate to income before federal income taxes for the years ended December 31 as follows:

                                                       1997                     1996
                                             ---------------------     --------------------
                                              Amount       Percent       Amount     Percent
     Computed expected rate                  $261,558        34.0%      $539,917      34.0%
     Tax effect of permanent differences:
       Valuation allowance on Plan NOLs       179,481        23.4          -           -
       Political contributions                 34,026         5.6          -           -
       Other                                   28,911         3.8         10,360        .7
                                             --------       ------     --------      ------
                                             $504,006        66.8%     $550,277       34.7%
                                             ========       ======     ========      ======


The deferred tax assets and liabilities resulting from the tax effects of temporary differences at December 31 are presented below:

                                                   1997         1996
                                                   ----         ----

  Deferred tax assets:
     Net operating losses                      $1,531,379    $   -
     Reduction of shareholders' equity            628,599        -
     Other                                         20,458       15,368
                                               ----------     --------

     Gross deferred tax assets                  2,180,436       15,368
     Valuation allowance                        2,159,978        -
                                               ----------     --------

       Net deferred tax assets                     20,458       15,368

  Deferred tax liabilities:
     Cash to accrual adjustment                   337,876      418,080
     Furniture, equipment and computer software     7,276       26,710
                                               ----------     --------
       Total deferred tax liabilities             345,152      444,790
                                               ----------     --------
       Deferred federal income taxes, net      $(365,610)   $(429,422)
                                               ==========    =========

  Current portion of cash to
     accrual adjustment                         $ 112,624    $ 418,080
  Other                                              -          11,342
                                                ---------    ---------
  Current deferred tax liability                  112,624      429,422
  Deferred federal income taxes,long term         252,986        -
                                                ---------    ---------
  Deferred federal income taxes                 $ 365,610    $ 429,422
                                                =========    =========

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


The valuation allowance was established in 1997 against the tax benefit of the 1997 net operating losses (NOLs) of the Plan since the Plan will file a separate federal income tax return for the final six months of 1997 and the realization of the tax benefit is unlikely. The allowance is also provided for NOLs acquired in the Health First Partners merger, and the reduction of shareholders equity as described in Note 10. The following schedule represents the amounts of the Plan NOLs and their expiration date:

               2003      $  138,000
               2007         328,438
               2008          53,781
               2009          20,754
               2010       1,584,667
               2011       1,850,561
               2012         527,885
                         ----------
                         $4,504,085
                         ==========

NOTE 5:COMMITMENTS

  Leases: The Company leases its office facilities under terms of two operating leases expiring in September 1999 and January 2002. The leases provide for monthly minimum rent payments and include renewal options for an additional five years.

  Rental expense charged to operations under the operating leases for the years ended December 31, 1997 and 1996, was $254,247 and $148,500, respectively.

  Future minimum lease payments under the operating leases for the years ended December 31 are as follows:


            1998           $325,394
            1999            279,717
            2000            144,468
            2001            145,140
            2002             12,095
                          --------
                           $906,814
                          ========

NOTE 6:RELATED PARTY TRANSACTIONS - OPERATING
       REVENUE AND SERVICE FEES RECEIVABLE

Operating revenue includes $5,293,409 and $2,063,365 for administrative service fees, premium revenue, and network access fees charged to owner and affiliated groups for the years ended December 31, 1997 and 1996, respectively.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 7:REPORTABLE OPERATING SEGMENTS

  Factors management used to identify the enterprise's reportable segments:
  The Company has two reportable segments which correspond to the organization of the parent Company and its majority-owned subsidiary, the Plan. Each segment requires distinct tracking capabilities in the areas of revenues, claims processing, marketing strategies and reporting to regulatory organizations.

  Description of the types of products and services from which each reportable segment derives its revenue:

  The Company has two primary products which have been aggregated into one reportable segment: network access fees and hospital administration fees. Network access fees arise from the rental of the Company's large PPO network while hospital administration fees arise from charges to the network hospitals based on claims incurred by members. The other reportable segment, the Plan, offers a variety of fully insured health insurance plans to employer groups.

  Measurement of segment profit or loss and segment assets: The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses. The Company accounts for intersegment revenues by assigning a management fee to the Plan that is an estimate of resources expended on the Plan's behalf.

  Information about profit or loss and assets of reportable segments:


                                            First Choice    First Choice
                                            Health Network   Health Plan        Total
                                            --------------   -----------        -----
       1997:
          Revenues from external customers   $ 6,545,852     $20,035,270    $26,581,122
          Interest Revenue                       131,520         379,737        511,257
          Interest Expense                                        35,000         35,000
          Depreciation/amortization expense      265,570          51,926        317,496
          Income tax expense (benefit)           537,730         (33,724)       504,006
          Expenditures on furniture, equipment
            and computer software                508,715                        508,715
          Segment profit (loss)                2,601,835      (2,336,464)       265,371

          Assets                              13,761,732      11,298,860     24,999,161
          Liabilities                          1,466,574       5,952,073      7,418,647

       1996:
          Revenues from external customers     6,157,878          41,628      6,199,506
          Interest revenue                       190,671         101,768        292,439
          Depreciation/amortization expense      174,820            -           174,820
          Income tax expense (benefit)           550,277            -           550,277
          Expenditures on furniture, equipment
            and computer software                231,342            -           231,342
          Segment profit (loss)                  997,281          40,433      1,037,714

          Assets                              10,399,864       1,734,715     12,134,579
          Liabilities                            887,597          35,765        923,362



                                                                  1997           1996
                                                                  ----           ----
       Revenues:
          Total revenues for reportable segments
            and consolidated revenues                        $26,581,122    $ 6,199,506
                                                             ===========    ===========

       Profit or loss:
          Total profit or loss for reportable segments       $   265,371    $ 1,037,714
          Adjustment for minority interest in
            consolidated statements                              115,497          -
                                                              ----------    -----------
               Consolidated net income                       $   380,868    $ 1,037,714
                                                              ==========    ===========

       Assets:
          Total assets for reportable segments               $24,999,161    $12,134,579
          Elimination of intercompany investment              (7,316,056)    (1,673,585)
                                                              -----------   -----------
               Consolidated total assets                      $17,683,105   $10,460,994
                                                              ===========   ===========

       Liabilities:
          Total liabilities for reportable segments          $ 7,418,647     $  923,362
          Elimination of intercompany balance	                (648,747)       (32,978)
                                                             -----------    -----------
               Consolidated total liabilities                $ 6,769,900     $  890,384
                                                             ===========    ===========


               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


Substantially all of the revenues from external customers are derived from within the state of Washington.

Revenues from one customer of the Plan represent approximately $9,500,000 of the Company's consolidated revenues for 1997.

NOTE 8:FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, service fees and premiums receivable, accounts payable and due to provider organizations approximates fair value because of the short maturity of these instruments.

NOTE 9:RETIREMENT PLAN

The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan covering all full time employees. Under the plan, employees can defer up to 12% of eligible compensation. The Company matches 50% of the employee contribution, up to 6% of the employee's eligible salary. Employees become fully vested in employee and employer contributions when the contributions are made. The Company also has the option to make additional profit sharing contributions.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


contribution to the plan. Employer contributions to the plan for the years ended December 31, 1997 and 1996, amounted to $60,191 and $45,645, respectively.

NOTE 10:  ACQUISITIONS

Effective July 1, 1997, the Plan acquired 100% of the stock of Health First Partners, Inc., a health care services contractor (HCSC) operating in the state of Washington, in which shareholders of the Network have an interest, by issuing 33,572 shares of stock. The acquisition has been accounted for as a purchase with a cost of the net assets acquired of approximately $936,000. The purchase price was allocated based on the fair value of assets and liabilities at the date of acquisition as follows:
$660,740 working capital and $275,260 goodwill. The results of operations of Health First Partners, Inc. have been included in the Company's consolidated financial statements from the date of acquisition. At the same time, the Plan acquired a large contract from Health Washington, L.L.C., a limited liability company licensed under the laws of the state of Washington, in which the shareholders of the Network have an interest, by issuing 34,523 shares of common stock. The primary asset acquired through this acquisition was an employer group health insurance contract and supporting health care network of providers for which fair value has been determined to be minimal, accordingly, no amounts have been attributed to this contract in the accompanying financial statements. The acquisition has been accounted for as a purchase. The results of operations attributable to the contract have been included in the Company's consolidated financial statements from the date of acquisition. As a result of the above transactions, there was a reduction in the Company's equity as the carrying value of the stock issued exceeded the fair value of the contract.

The Company retained 75.1% interest in the voting common stock of the Plan as a result of these acquisitions. In addition, the Company is required to contribute to the capital of the Plan, a percentage of the Company's administrative fee revenue for the ten years following July 1, 1997, if any. No minimum amounts of contributions are required. Subsequent to December 31, 1997, $630,031 was contributed as additional paid-in capital for the percentage of the Company's revenues from July 1, 1997, through December 31, 1997. The investment in the Plan is eliminated in consolidation.

Pro forma financial information (unaudited): The following pro forma information sets forth historical information which has been adjusted to reflect the acquisition of Health First Partners, Inc. as discussed above. The pro forma information is presented for the years ended December 31, 1997 and 1996. The pro forma statement of earnings information assumes the transactions have taken place at the beginning of the period presented.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


                                 1997           1996
                                 ----           ----

      Operating revenue      $29,526,186    $10,305,374
                             ===========    ===========
      Net loss              $  1,457,803   $(1,126,663)
                             ===========    ===========
      Loss per share         $      (26)    $      (23)
                             ===========    ===========


The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition of Health First Partners, Inc. had been in effect for the periods presented, are not intended to be a projection of future results, and do not reflect any synergies that might be achieved from combined operations.


NOTE 11:  CLAIM PAYMENTS

Activity in the provision for unpaid claims and unpaid claims processing expenses is summarized as follows for the year ended December 31, 1997:


          Balance, beginning of year         $   18,599
          Assumed in acquisition              1,410,245

            Incurred related to:
               Current year                     907,945
               Prior year                         -
                                             ----------
               Total incurred                 2,318,190

            Paid related to:
               Current year                     924,083
               Prior year                        18,599
                                             ----------
               Total paid                       942,682
                                             ----------
          Balance, end of year               $1,394,107
                                             ==========


NOTE 12:  REGULATORY MATTERS

The Company's 75.1% owned subsidiary, the Plan, is subject to regulation by the Office of Insurance Commissioner in the state of Washington including the requirement to follow statutory (NAIC) accounting principles, which differ from generally accepted accounting principles. As such, certain levels of capital are required. At December 31, 1997, reserves and unassigned capital, and net for the year reported to the NAIC were $7,607,703 and $(2,650,761),

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


respectively. The primary difference in reporting between the NAIC and GAAP is nonadmitted assets of certain property, plant and equipment, goodwill, accounts receivables over 90 days and prepaid expenses. At December 31, 1997, the shareholders' equity and net loss for the year were $5,346,787 and net $(2,336,464), respectively, for the Plan.

NOTE 13:  CONTINGENCY

In connection with Overlake Hospital becoming a shareholder in December 1996, the Company incurred a contractual contingent liability for exclusivity damages to another hospital shareholder of up to $600,000. Since the amount of any damages is not reasonably estimable, no amount has been reflected in the consolidated financial statements as of December 31, 1997 and 1996.

NOTE 14:  SUBSEQUENT EVENTS

In January 1998, the owners of the Plan entered into an agreement which increased the Company's ownership in the common stock of the Plan from 75.1% to 80%. The purpose of the increase in common stock ownership was to allow for the consolidation of tax returns between the Company and the Plan. This transaction by Health Washington included exchanging of common stock held by the minority owners for the same number of preferred shares. This preferred stock is nonvoting and noncumulative and has a dividend rate of 10.5%.

In March 1998, the Company signed a five year office lease to consolidate their current locations to a central location, commencing on July 1, 1998 with annual lease payments of $516,876 for the next five years.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          First Choice Health Network, with the approval of the Company's Board of Directors, notified KPMG Peat Marwick LLP on August 12, 1997 regarding the Company's decision not to retain KPMG Peat Marwick LLP as the Company's auditors for the fiscal year ending December 31, 1997.

          KPMG Peat Marwick LLP's report on the Company's financial statements for each of the two years ending December 31, 1996 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principals.

          There were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure during the two most recent fiscal years ended December 31, 1996 and 1995 and the subsequent interim period through August 12, 1997.

          There were no disagreements with accountants on accounting and financial disclosure.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a)OF THE EXCHANGE ACT.

The executive officers and directors of First Choice are as follows:


Name                         Age    Position
----------------------------------------------------------------------------
Gary R. Gannaway             51    Vice President & Chief Executive Officer
Nancy Cortez                 49    Vice President-Compliance & Communications
Ross D. Heyl                 44    Vice President-Marketing
David Peel                   37    Vice President -Finance
Judith A. Sarafin            42    Vice President-Operations
Ricord B. Winstead, M.D.     50    Vice President & Medical Director
Paul M. Elliott              57    Director (II)
Andrew Fallat                50    Director (I)
John L. Fleming, M.D.        54    Director (I)
Phillip J. Haas              49    Director (II)
Barbara L. Mauk              52    Director (III)
Richard A. McGee, M.D.       52    Director (III)
Richard H. Peterson          55    Director (III)
Richard E. Rust, M.D.        71    Director  (III)
Robert H. Smith              53    Director (I)
Richard Stubbs, M.D., M.B.A. 52    Director (II)
Clyde D. Walker              42    Director (I)


   (I)    Term Expires in 1998
  (II)    Term Expires in 1999
 (III)    Term Expires in 2000


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

Nancy Cortez, Vice President, Compliance, joined First Choice Health in November, 1992. Ms. Cortez has over 25 years of health care experience including indemnity, PPO, HMO, Medicare and Medicaid. Prior to joining First Choice she worked as an independent health care consultant. From 1985 to 1987, Ms. Cortez was a senior consultant with KPMG Peat Marwick, Seattle, responsible for project management and support, primarily for

Medicaid IS design and installation projects. From 1970 to 1985, she was with Regence Blue Shield (formerly King County Medical Blue Shield) where she was the Manager, Profile Development Systems and the Manager, Medicare, Technical Services. Ms. Cortez received her bachelor of arts degree in languages from Seattle University. She earned a master of business degree from the University of Washington, specializing in management information systems design and finance. Ms. Cortez also holds first and second degrees in language and literature for foreign students from the University of Grenoble, Grenoble, France.

Ross D. Heyl, Vice President, Marketing, joined First Choice in 1985. From 1982 to 1985, Mr. Heyl was an account executive for Rollins Burdick Hunter of Washington; and from 1980 to 1982, he was employed by Penn Mutual Life Insurance Company in San Francisco and Seattle. Mr. Heyl is a licensed health insurance agent in the state of Washington.

David Peel, Vice President, Finance, and Treasurer joined First Choice Health Network in July 1996. He served as the Vice President of Product Development and Underwriting until assuming the position of Chief Financial Officer in February 1997. Mr. Peel served as Vice President and Chief Financial Officer for Premier Healthcare of Arizona from 1995 to 1996 and as Associate Director, Provider Contracting for Samaritan Health Plan in Phoenix, Arizona from 1987 to 1995.

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

Andrew Fallat has been a director of First Choice since July 1995. He has been the Chief Executive Officer at Evergreen General Hospital for 17 years. Mr. Fallat is the Chief Executive Officer of Evergreen Community Health Care, Puget Sound's largest and most comprehensive hospital based hospice and home health program, mobile paramedic services and a broad range of other community based health assistance programs. He is a board member on the Foundation for Health Care Quality, a Fellow in the American College of Healthcare Executives and is the College's Regent for the state of Washington.

John L. Fleming, M.D., has been a director of First Choice since July 1995. Dr. Fleming is a practicing physician in Family Medicine at Roosevelt Medical Center. He has been a member of the American Academy of Family Physicians and King County Medical Society since 1970. He is the consulting physician at Seattle Pacific University. He served as the CEO at Roosevelt Medical Center from 1988 through 1996 and has served on the Northwest Health Partners Board of Directors, the Board of Directors of Pacific Consolidated Services Corporation, and Board of Directors of First Choice Health Network (since
1996). At Northwest Hospital, Dr. Fleming has served as the Secretary-Treasurer and Chief-of-Staff Elect of the Medical Staff and will soon assume the role of Chief-of-Staff of that institution. He received his undergraduate degree from Pacific Union College, his medical degree from Loma Linda University, and a Rotating Internship at Charles Kettering Memorial Hospital.

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

Barbara L. Mauk has been a director of First Choice since May 1986. Ms. Mauk is the Managing Partner of Great Northwest Benefits, an employee benefits brokerage and consulting firm. She has previously served as the Chief Operating Officer of The Reppond Company; Vice President Human Resources for KIRO Broadcasting, Inc.; and Personnel Director for Northwest Hospital. She is active with Bellevue Rotary, the American Compensation Association, and the Employee Benefits Planning Association.

Richard A. McGee, M.D., has been a director of First Choice since July 1995. Dr. McGee has a full-time medical oncology practice and is the President of Washington Cancer Centers, the largest oncology medical group in Washington State. He was previously the Medical Director of Stevens Healthcare, a Public Hospital District, and is a consultant in Medical Staff affairs to other area hospitals. He is a diplomat of the American Board of Internal Medicine, as well as both the American Board of Hematology and the American Board of Medical Oncology. He is a member of the Board of Directors and President-Elect of Washington State Medical Oncology Society and is Chairman of the Quality Assurance Committee of Stevens Health Network, a local PHO. He is a Clinical Professor of Medicine at the University of Washington and is a Fellow of the American College of Physicians. He has served in the past as Chief of the Medical Staff, chairman of several medical staff committees, and as Vice-Chairman of the Board of Directors of Snohomish County Physicians Corporation, a Blue Shield company. His undergraduate studies were at John Carroll University, his graduate studies at Johns Hopkins University Medical School and his post graduate work at the University of Washington Hospital and the National Institutes of Health in Bethesda, Maryland.

Richard H. Peterson was elected to serve a three year term as director at the July 1997 board meeting. Mr. Peterson is President and Chief Executive Officer of Swedish Health Services, a non-profit organization comprised of a 163-bed community hospital on the Ballard campus and a 697-bed tertiary care hospital on the First Hill campus. Mr. Peterson previously served as President and Chief Executive Officer of Fairview Riverside Medical Center in Minneapolis, Minnesota and Executive Vice President and Chief Operating Officer of North Memorial Medical Center in Robbinsdale, Minnesota. In all, his career in health system administration has spanned more than 25 years. A native of Minnesota, Mr. Peterson holds a master's degree in hospital and health care administration from the University of Minnesota and a B.A. from Macalester College in St. Paul, Minnesota.

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

Robert H. Smith, III, has been a director of First Choice since January 1995. Mr. Smith has been Executive Vice President and Chief Financial Officer of Good Samaritan Community Hospital since 1985. Mr. Smith is a certified public accountant (CPA) and a certified healthcare executive (CHE). Previously, Mr. Smith served as Chief Financial Officer for Roseville Community Hospital near Sacramento from 1983 to 1985, and Merle West Medical Center in Klamath Falls, Oregon from 1974 to 1983. and a senior accountant with Ernst & Young in San
Diego from 1972 to 1974.   Mr. Smith served actively with the Healthcare
Financial Management Association in various posts, including chapter president, and has recently served as treasurer of the Board of Directors of the Puyallup branch of the YMCA. Mr. Smith is currently on the Washington State Hospital Association DRG Advisory Board and has served as an advisory Board member for healthcare reimbursement issues for the State of Washington.

Richard Stubbs was elected to serve a three year term as director at the July 1997 board meeting. Dr. Stubbs is the Vice President, Medical Affairs and the senior physician manager in the MultiCare Health System with direct responsibility for medical staff relationships and the departments of Medical Staff Services, Family Practice Residency Education, Quality Management, Medical Records, Transcription, Pharmacy, Cancer Services, Perinatal and Neonatal Services. Dr. Stubbs' position represents the key link between MultiCare Health Systems and the physician community in the Pierce and South King County areas. Dr. Stubbs previously served as Medical Director, McKay-Dee Hospital Center in Ogden, Utah, Medical Director for Blue Cross and Blue Shield of Virginia, in Richmond, Virginia, and Medical Director, IPA and Group Plans, FHP in Southern California. Dr. Stubbs received his undergraduate and medical degrees from the University of Arkansas and his M.B.A. from the University of Phoenix. He is diplomat of the American Board of Family Practice and a Fellow of the American College of Physician Executives where he currently serves on the Council of Fellows. He teaches Medical Ethics for the Tulane University Masters of Medical Management program.

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

ITEM  10. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation earned by the Company's President and Chief Executive Officer and each other executive officer who earned in excess of $100,000 in each of the last three fiscal years:


Name and Principal                   Annual Compensation         All Other
   Position              Year       Salary          Bonus       Compensation
-----------------------  ----       ------          -----       ------------
Gary Gannaway (1)         97       $221,589       $ 126,000
President and             96       $189,653       $ 100,000      $75,000   (2)
Chief Executive Officer

Randolph Barker           97       $100,948       $    -
Former VP, Finance        96       $115,439       $  15,000                (3)
                          95       $124,209       $  19,500                (3)

David Peel                97       $121,384       $  22,900
Vice President, Finance

Ross Heyl                 97       $ 93,467       $  18,000
Vice President,Marketing  96       $ 93,467       $  15,400

Ricord Winstead           97       $148,950       $    -
Vice President,           96       $145,445       $  15,000
Medical Director


(1)  Mr. Gannaway commenced serving as Chief Executive Officer on January  15,
     1996.

(2)  Consists of $35,000 relocation expenses and $40,000 sign-on bonus.

(3)  Pursuant to Mr. Stumpfel's resignation, Mr. Barker served as interim
     Chief     Executive Officer from May 1, 1995 through January 14, 1996.
     Additional     compensation for these duties was approved by the Board
     of Directors.


Barbara L. Mauk, the Chairman of the Board, has been compensated $500 per month (inclusive of attendance at regular Board meeting) and an additional $150 per hour for committee meetings since July 1, 1994. All other directors have received $75 per hour for attendance at Board and committee meetings since February 1, 1995. The Chairman and directors compensation remained the same through December 31, 1997.

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

At December 31, 1997, the respective employment agreements of Mr. Gannaway, and Mr. Heyl provided that in the event the Company merges with, acquires or is sold to another entity or business and it can reasonably be determined that Mr. Gannaway or Mr. Heyl, as the case may be, is no longer being authorized to perform substantially the duties of President and Chief Executive Officer (with respect to Mr. Gannaway), or Vice President, Marketing (with respect to Mr. Heyl), Mr. Gannaway or Mr. Heyl, as the case may be, may elect to terminate his respective employment, in which event he shall be entitled to the same severance pay and benefits that he would otherwise have been entitled to following a termination without cause, for a period of 12 months (with respect to Mr. Gannaway) or six months (with respect to Mr. Heyl) or until the applicable person secures other employment, whichever occurs first.

At December 31, 1997, the respective employment agreements provided that Mr. Gannaway may terminate his employment on 90 days' prior written notice, and Mr. Heyl on 30 days' prior written notice, and that Mr. Gannaway, and Mr. Heyl will keep information about the Company confidential and will not compete with the Company by accepting employment or otherwise becoming associated with any other managed care organization owned or operated in any geographic areas served by the Company, for a period of 12 months ( with respect to Mr. Gannaway) and nine months (with respect and Mr. Heyl) following their respective voluntary termination's of employment. Mr. Heyl's employment agreements at December 31, 1996 also provided that if, at the expiration of the term of their respective contracts, the Company offers a new contracts Mr. Heyl the terms of which are no less favorable than the terms of his present contract, and Mr. Heyl do not accept such offer, then Mr. Heyl will not accept employment by or be associated with any other managed care organization owned and operated in geographic areas served by the Company for a period of 12 months following the expiration of his present contract.

At December 31, 1997, the respective employment agreements of Mr. Heyl also provided that the Company will indemnify Mr. Heyl against any liabilities incurred by either in the conduct of his individual employment other than those as to which they are adjudged to have been liable for misconduct in the performance of his respective duties, as such standards of conduct are set forth in the Company's Restated Articles of Incorporation and Bylaws. The Company has also agreed to obtain officers' and directors' liability insurance, subject to its reasonable availability, providing coverage for Mr. Heyl for any liability incurred by him arising out of his position, whether or not the Company would otherwise be required to indemnify him.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 1998, information with respect to the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock by (i) each person known by the Company to own beneficially more than five percent of either the Class A Common Stock or Class B Common Stock,
(ii) each of the persons named in the Summary Compensation Table set forth in "Item 10. Executive Compensation" of this Part I of this Annual Report, (iii) each director, and (iv) all directors and executive officers as a group, together with their percentage ownership of each such class of Common Stock.


                                Shares Owned             Percent of
   Name                       Class A   Class B        Class A   Class B
   ----                       -------   -------        -------   -------

Northwest Hospital               -      5,800             -       14.3%
1550 North 155th
Seattle, WA  98133

Providence-General               -      5,800  (1)        -       14.3%
14th and Colby
Everett, WA  98201

Good Samaritan                   -      5,800             -       14.3%
Community Healthcare
407-14th Avenue S.E.
Puyallup, WA  98371

Multicare Medical Center         -      5,800             -       14.3%
409 South J
Tacoma, WA  98405

Empire Health Services           -      5,800             -       14.3%
80 Fifth Avenue
Spokane, WA  99210

Swedish Medical Center           -      5,800             -       14.3%
747 Broadway
Seattle, WA  98114

Overlake Hospital Medical Center -      5,800             -       14.3%
1035 116th Avenue N.E.
Bellevue, WA  98004

Paul M. Elliott                  -        -               -        -

Andrew Fallat                    -        -               -        -

John L. Fleming, M.D.            1        -               *        -

Phillip J. Haas                  -        -               -        -

Barbara L. Mauk                  -        -               -        -

Richard A. McGee, M.D.           1        -               *        -

Richard H. Peterson              -        -               -        -

Richard E. Rust, M.D.            1        -               *        -

Richard Stubbs, M.D., M.B.A.     -        -               -        -

Robert H. Smith                  -        -               -        -

Clyde D. Walker                  -        -               -        -


All directors and executive
officers as a group (3 persons)  3     40,600             *        100%

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


ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 1996, Swedish Medical Center, a Washington non-profit corporation, purchased 5,800 shares of The Network's Class B Common Stock at a purchase price of $160.60 per share, or an aggregate of $931,848. On July 16, 1996 the purchase price was paid in full.

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

Pursuant to their respective health care facility service contracts with The Network, the holders of the Class B Common Stock and the Hospital Participants paid the following aggregate fee to First Choice in 1984: Northwest Hospital:
$81,159;  Providence-General: $150,174;  Good Samaritan Community Healthcare:
$136,808;  Multicare Medical Center:  $207,271;  Empire Health Services:
$138,525;  Evergreen General Hospital:  $100,997; Valley Medical Center:
$134,144; and Stevens Memorial Hospital:   $88,093; Swedish Hospital:
$265,861; and Overlake Hospital Medical Center: $ 0.

Item  13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)  Exhibits

2.1    Copy of Registrant's Restated Articles of
        Incorporation.*

2.2    Copy of Registrant's By-Laws.*

2.3    Copy of Contribution, Merger and Asset Purchase Agreement dated
       June 2, 1997

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

16     Letter of change in certifying accountant (b)



* Filed as same numbered Exhibit in Registrant's Registration Statement on Form 10-SB.

** Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10K-SB.


(b)  Reports on Form 8-K.

16 Report dated December 1, 1997 regarding the engagement of Deloitte & Touche LLP as independent accountants.

                                  SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 1998.


          FIRST CHOICE HEALTH NETWORK, INC.


          By:   /s/DAVID PEEL
               --------------------------------------
                   DAVID PEEL
                   Chief Financial Officer


In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on April 15, 1998.

          SIGNATURE                      TITLE
          ---------                      -----


/ s / GARY R. GANNAWAY             Principal Executive Officer
----------------------------
      GARY R. GANNAWAY


/ s / DAVID PEEL                   Principal Financial Officer
----------------------------
      DAVID PEEL

/ s / WILLIAM B. CONNOLEY          Director
----------------------------
      WILLIAM B. CONNOLEY

/ s / PAUL M. ELLIOTT              Director
----------------------------
      PAUL M. ELLIOTT


/ s / ANDREW FALLAT                Director
----------------------------
      ANDREW FALLAT


/ s / JOHN L. FLEMING, M.D.        Director
----------------------------
      JOHN L. FLEMING, M.D.


/ s / PHILLIP  J. HAAS             Director
----------------------------
      PHILLIP J. HAAS


/ s / BARBARA L. MAUK              Director
----------------------------
      BARBARA L. MAUK


/ s / RICHARD A. MCGEE, M.D.       Director
----------------------------
      RICHARD A. MCGEE, M.D.


/ s / RICHARD H. PETERSON          Director
----------------------------
      RICHARD H. PETERSON


/ s / RICHARD E. RUST, M.D.        Director
----------------------------
      RICHARD E. RUST, M.D.


/ s / ROBERT H. SMITH              Director
----------------------------
      ROBERT H. SMITH


/ s / CLYDE D. WALKER              Director
----------------------------
      CLYDE D. WALKER