Form 10QSB
period 1998-03-31
FIRST CHOICE HEALTH NETWORK INC
filed 1998-05-15
CIK 922622

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10 - QSB

  [   X   ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1998

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

                   Yes   __X___           No   ______

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on March 31, 1998, was 648 shares and 40,600 shares, respectively.

Transitional Small Business Disclosure Format ( check one ):

                   Yes   ______         No   __X__

                       FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-QSB


                                                                        Page
Part I         Financial Information

     Item 1    Financial Statements

               Consolidated Balance Sheets
               at March 31, 1998 and
               December 31, 1997  . . . . . . . . . . . . . . . . . . .    3

               Consolidated Statements of Operations
               for the Three Months Ended
               March 31, 1998 and 1997 . . . . . . . . . . . . . . . .     5

               Consolidated Statements of Cash Flows
               for the Three Months Ended
               March 31, 1997 and 1996. . . . . . . . . . . . . . . . .    7

               Notes to Consolidated
               Financial Statements . . . . . . . . . . . . . . . . . .    8

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . . .       20

Part II        Other Information

     Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . .   22

     Item 2    Changes in Securities . . . . . . . . . . . . . . . . .    22

     Item 3    Defaults Upon Senior Securities . . . . . . . . . . . .    22

     Item 4    Submission of Matters to a
               Vote of Security Holders . . . . . . . . . . . . . . . .   22

     Item 5    Other Information . . . . . . . . . . . . . . . . . . .    22

     Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . .   22

               Signatures . . . . . . . . . . . . . . . . . . . . . . .   23

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                        MARCH 31, 1998 AND DECEMBER 31, 1997


                                                             March 31,    December 31,
ASSETS                                                         1998           1997

CURRENT ASSETS:
  Cash and cash equivalents                                 $9,003,633   $ 11,356,346
  Service fees receivable, net of allowance
     for doubtful accounts of $96,187 for 1997 and 1996      1,240,806      1,180,421
  Service fees and premiums
     receivable from related parties                           660,716      1,109,269
  Premiums receivable, net of allowance
     for doubtful accounts of $83,864                        2,038,895      1,849,145
  Investment securities available for sale                                      -
  Federal income tax receivable                                205,380        383,101
  Prepaid expenses                                             433,802        292,112
  Other current assets                                          15,982         15,000
                                                           -----------    -----------
  Total current assets                                      13,599,214     16,185,394

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
  Furniture and equipment                                    1,776,052      1,667,240
  Computer software                                            304,264        304,264
                                                           -----------    -----------
                                                             2,080,316      1,971,504
  Less accumulated depreciation and amortization             1,190,490      1,103,738
                                                           -----------    -----------
     Furniture, equipment and computer software, net           889,826        867,766

OTHER ASSETS:
  Restricted indemnity cash                                  1,713,082       309,368
  Goodwill, net of accumulated amortization of
     $60,286 and $45,026                                       304,974        320,577
                                                           -----------    -----------
     Total other assets                                      2,018,056        629,945
                                                           -----------    -----------
TOTAL                                                      $16,507,096    $17,683,105
                                                           ===========    ===========


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                        MARCH 31, 1998 AND DECEMBER 31, 1997



                                                             March 31,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                           1998           1997


CURRENT LIABILITIES:
  Accounts payable                                        $    168,387        206,202
  Accrued expenses                                           1,476,211      1,802,574
  Reserve for unpaid claims and claims
     adjustment expenses                                     1,837,231      1,394,107
  Due to unrelated provider organizations                      814,232      1,376,088
  Due to related provider organizations                        731,962      1,289,690
  Unearned premiums                                            201,650        335,629
  Deferred income taxes                                        112,624        112,624
                                                           -----------     ----------
     Total current liabilities                               5,342,298      6,516,914

DEFERRED INCOME TAXES                                          217,490        252,986

MINORITY INTEREST                                            1,401,811      1,312,231

COMMITMENTS AND CONTINGENCIES (Notes 5 and 13)

SHAREHOLDERS' EQUITY:

  Common Stock:
     Class A, par value $1 - Authorized, 30,000 shares;
       issued and outstanding, 648 and 656 shares                  648            648
     Class B, par value $1 - Authorized, 70,000 shares;
       issued and outstanding, 40,600 and 40,600 shares         40,600         40,600
     Additional paid-in capital                              4,255,646      4,416,090
     Shareholder receivable                                  (250,000)      (250,000)
     Paid-in capital from affiliates                         1,472,108      1,472,108
     Retained earnings                                       4,026,496      3,921,528
                                                           -----------   ------------
          Total shareholders' equity                         9,545,498      9,600,974
                                                           -----------   ------------
TOTAL                                                      $16,507,097    $17,683,105
                                                           ===========   ============


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                               1998           1997
OPERATING REVENUE:
  Premium revenue                                           $9,188,304    $    64,294
  Premium revenue, related parties                           1,250,173        822,061
  Network access fees                                        1,346,467      1,040,926
  Hospital administrative fees                                 617,513        477,386
  Other                                                          -                212
                                                           -----------     ----------
     Total operating revenue                                12,402,457      2,404,879

OPERATING EXPENSES:

  Medical expenses                                           5,585,075        454,601
  Medical expenses, related parties                          3,723,384        303,068
  Payroll and related expenses                               1,544,710        898,638
  Selling, general, and administrative expenses              1,534,841        698,062
                                                           -----------     ----------
     Total operating expenses                               12,388,010      2,354,369
                                                           -----------     ----------
     Operating income                                           14,447         50,510

OTHER INCOME (EXPENSE):
  Interest and dividends                                       140,880        110,176
  Other                                                          -             21,798
                                                            ----------     ----------
                                                               140,880        131,974
                                                            ----------     ----------
     Income before federal income taxes
       and minority interest                                   155,327        182,484

FEDERAL INCOME TAXES                                           140,327         48,245
                                                            ----------     ----------
                                                                15,000        134,239
MINORITY INTEREST                                               89,970          -
                                                            ----------     ----------
NET INCOME                                                  $  104,970     $  134,239
                                                            ==========     ==========

NET INCOME PER COMMON SHARE                                 $     1.79     $     2.29
                                                            ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                             58,650         58,656
                                                            ==========     ==========


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                               1998           1997
OPERATING ACTIVITIES:
  Net income                                                $  104,969      $ 134,239
  Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation                                               85,251         43,879
     Amortization                                               15,261
     Deferred income taxes, net                               (35,496)       (31,930)
     Write-off bad debts                                        26,068
     Realized loss (gain) on sales of securities
       available for sale                                        -           (21,798)
     Minority interest                                        (89,580)          -
     Cash provided (used) by changes in operating
          assets and liabilities:
       Service fees receivable                                 388,168         49,892
       Premiums receivable                                   (189,750)
       Federal income tax receivable                           177,721          8,854

       Prepaid expenses                                      (149,044)         83,854
       Other current assets                                      (982)
       Accounts payable                                       (37,815)         29,803
       Accrued expenses                                      (836,939)        351,502
       Reserve for unpaid claims and claims
          adjustment expenses                                  443,124
          Due to provider organizations                      (609,007)
          Unearned premiums                                  (133,979)
       Federal income tax payable                                              71,255
                                                            ----------     ----------
     Net cash provided by operating activities               (842,030)        585,311

INVESTING ACTIVITIES:
     Purchase of investment securities available for sale                 (2,742,162)
     Sales and maturities of investment securities
       available for sale                                                   2,056,316
     Purchase of furniture, equipment, and
       computer software                                     (107,313)       (92,519)
     Increase in restricted indemnity cash                 (1,403,371)          (610)
                                                            ----------    -----------
     Net cash provided (used) by investing activities      (1,510,684)      (778,975)
                                                             ---------    -----------
BALANCE, carried forward                                   (2,352,714)      (193,664)


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  CONSOLDIATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                               1998           1997

BALANCE, brought forward                                 $ (2,352,714)    $ (193,664)

FINANCING ACTIVITIES:
     Repurchase of Class A common stock and membership
       rights from physicians                                   -             (1,736)
                                                           -----------     ----------
     Net cash provided by financing activities                  -             (1,736)
                                                           -----------     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  (2,352,714)       (61,161)

CASH AND CASH EQUIVALENTS:
     Beginning of year                                      11,356,346      2,407,355
                                                           -----------     ----------
     End of year                                            $9,003,632     $2,346,194
                                                           ===========     ==========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
     Shareholder receivable for common stock issuance        (250,000)      (500,000)




See accompanying notes to consolidated financial statements.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1:  DESCRIPTION OF BUSINESS AND SUMMARY
         OF SIGNIFICANT ACCOUNTING POLICIES

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

  New accounting pronouncements: Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards
  (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires that certain business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise. It also requires that certain business enterprises report selected information about their products and services, the geographic areas in which they operate, and their major customers. The notes to the financial statements (see Note 7) include the required disclosures for the periods ended March 31, 1998 and December 31, 1997.

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

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

  the method previously required by GAAP. The Company will be required to adopt the new method of presentation in 1998. Adoption of this standard is not expected to have a material effect on the financial statements.

  Cash equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 1998 and December 31, 1997, cash equivalents consist of cash management funds of $9,003,633 and $11,356,346, respectively.

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

  Valuation of long-lived assets: Using its best estimates, based on reasonable and supportable assumptions and projections, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances have indicated that the carrying amounts of its assets might not be recoverable. At March 31, 1998 and December 31, 1997, no write downs were required.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

  Goodwill: Goodwill is determined as the difference between the purchase price and fair market value of net assets purchased. Goodwill is amortized using the straight-line method over five years. Events or changes in circumstances have not occurred that indicate the value of goodwill has been impaired as of March 31, 1998 and December 31, 1997.

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

  Earnings per share: Net income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 40,600 common shares and 18,050 shares applicable to affiliate common share equivalents at March 31, 1998 and December 31, 1997, respectively. Shares issued during the period and shares reacquired during the period were weighted for the portion of the period that they were outstanding. There are no dilutive securities.

  Due to provider organizations: This liability is the net amount due to health care providers in conjunction with capitation arrangements, which is computed by subtracting the claims payment made on behalf of the provider from the capitated amounts contractually allocated to them. The ultimate payout or receipt of these amounts is subject to a settlement process subsequent to March 31, 1998.

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

  One subscriber group provided 48% of the premium revenue for the three months ended March 31, 1998.

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

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


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

NOTE 2:  SHAREHOLDERS' EQUITY

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

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


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



NOTE 3:   FEDERAL INCOME TAXES
Federal income taxes consist of the following components:

                           Three months ended
                         March 31,     March 31,
                            1998         1997
                           ----          ----
  Current                $171,715       $ 80,175
  Deferred                (31,388)      (31,930)
                         --------       --------
                         $140,327        $48,245
                         ========       ========

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

Federal income taxes differ from the amount computed by applying the expected U.S. corporate income tax rate to income before federal income taxes for the three months ended March 31 as follows:

                                                       1998                     1997
                                             ---------------------     --------------------
                                              Amount       Percent       Amount     Percent
     Computed expected rate                   $83,400        34.0%      $ 62,045      34.0%
     Tax effect of permanent differences:
       Other                                   21,570        23.2          -           -
     Tax effect on timing differences                                   (13,946)      (7.6)
                                             --------       ------     --------      ------
                                             $104,970        57.2%     $ 48,245       26.4%
                                             ========       ======     ========      ======




The deferred tax assets and liabilities resulting from the tax effects of temporary differences at March 31, 1998 and December 31, 1997 are presented below:



                                                March 31,   December 31,
                                                   1998         1997
                                                   ----         ----

  Deferred tax assets:
     Net operating losses                      $1,531,379   $1,531,379
     Reduction of shareholders' equity               -         628,599
     Other                                         15,605       20,458
                                                ---------    --------

     Gross deferred tax assets                  1,546,984    2,180,436
     Valuation allowance                        1,531,379    2,159,978
                                               ----------     --------

       Net deferred tax assets                     15,605       20,458

  Deferred tax liabilities:
     Cash to accrual adjustment                   309,720      337,876
     Furniture, equipment and computer software     4,789        7,276
                                               ----------     --------
       Total deferred tax liabilities             314,509      345,152
                                               ----------     --------
       Deferred federal income taxes, net      $  330,114    $ 365,610
                                               ==========    =========

  Current portion of cash to
     accrual adjustment                         $ 112,624    $ 112,624
  Other                                              -           -
                                                ---------    ---------
  Current deferred tax liability                  112,624      112,624
  Deferred federal income taxes long term         217,490      252,986
                                                ---------    ---------
  Deferred federal income taxes                 $ 330,114   $  365,610
                                                =========    =========

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

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

NOTE 3:  COMMITMENTS

  Leases: The Company leases its office facilities under terms of two operating leases expiring in September 1999 and January 2002. The leases provide for monthly minimum rent payments and include renewal options for an additional five years.

  In March 1998, the Company signed a five-year office lease to consolidate their current locations to a central location, commencing on July 1, 1998.

  Rental expense charged to operations under the operating leases for the three months March 31, 1998 and 1997, was $82,271 and $43,791, respectively.

  Future minimum lease payments under the operating leases for the years ended December 31 are as follows:


            1998           $526,745
            1999            658,437
            2000            516,876
            2001            516,876
            2002            258,438
                         ----------
                         $2,477,102
                         ==========

NOTE 4:  RELATED PARTY TRANSACTIONS _ OPERATING
         REVENUE AND SERVICE FEES RECEIVABLE

Operating revenue includes $1,250,173 and $822,061 for administrative service fees, premium revenue, and network access fees charged to owner and affiliated groups for the three months ended March 31, 1998 and 1997, respectively.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

NOTE 5:  REPORTABLE OPERATING SEGMENTS

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

  Information about profit or loss and assets of reportable segments as of March 31, 1998 and 1997 are as follows:




                                            First Choice    First Choice
                                            Health Network   Health Plan        Total
                                            --------------   -----------        -----
       1998:
          Revenues from external customers   $ 1,710,695     $10,691,762    $12,402,457
          Interest Revenue                        25,087         145,792        170,879
          Interest Expense                                        30,000         30,000
          Depreciation/amortization expense       72,545          27,967        100,512
          Income tax expense (benefit)           140,327            -           140,327
          Expenditures on furniture, equipment
            and computer software                   -             107,313       107,313
          Segment profit (loss)                  657,802        (732,384)       (74,582)

          Assets                              13,948,041      11,918,331     25,866,372
          Liabilities                            985,259       6,673,897      7,659,156

       1997:
          Revenues from external customers     1,518,524         886,355      2,404,879
          Interest revenue                        84,971          25,205        110,176
          Depreciation/amortization expense       65,430            -            65,430
          Income tax expense (benefit)            48,245            -            48,245
          Expenditures on furniture, equipment
            and computer software                 92,519            -            92,519
          Segment profit (loss)                  738,681       (604,442)        134,239

          Assets                               3,826,581       7,186,569     11,013,150
          Liabilities                            133,669       1,217,485      1,351,154



               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


                                                                  1998           1997
                                                                  ----           ----
       Revenues:

          Total revenues for reportable segments
            and consolidated revenues                        $12,402,457    $ 2,404,879
                                                             ===========    ===========

       Profit or loss:
          Total profit or loss for reportable segments         $ (74,582)   $ 2,404,879
          Adjustment for minority interest in
            consolidated statements                               89,970          -
                                                              ----------    -----------
               Consolidated net income                        $   15,388    $ 2,404,879
                                                              ==========    ===========

       Assets:
          Total assets for reportable segments               $25,866,372    $11,013,150
          Elimination of intercompany investment              (7,316,056)    (6,667,308)
                                                              -----------   -----------
               Consolidated total assets                      $18,550,316    $4,345,842
                                                              ===========   ===========

       Liabilities:
          Total liabilities for reportable segments          $ 7,659,156    $ 1,351,154
                                                              -----------    -----------
               Consolidated total liabilities                $ 7,659,156   $  1,351,154
                                                             ===========    ===========



Substantially all of the revenues from external customers are derived from within the state of Washington.

Revenues from one customer of the Plan for the three months ended March 31, 1998 and 1997 represent approximately $5,061,000 and $-0-, respectively, of the Company's consolidated revenues.

NOTE 6:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, service fees and premiums receivable, accounts payable and due to provider organizations approximates fair value because of the short maturity of these instruments.

NOTE 7:  RETIREMENT PLAN

The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan covering all full time employees. Under the plan, employees can defer up to 12% of eligible compensation. The Company matches 50% of the employee contribution, up to 6% of the employee's eligible salary. Employees become fully vested in employee and employer contributions when the contributions are made. The Company also has the option to make an additional profit sharing

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)



contribution to the plan. Employer contributions to the plan for the three months ended March 31, 1998 and 1997, amounted to $20,084 and $14,186, respectively.

NOTE 8:  ACQUISITIONS

Effective July 1, 1997, the Plan acquired 100% of the stock of Health First Partners, Inc., a health care services contractor (HCSC) operating in the state of Washington, by issuing 33,572 shares of stock. The acquisition has been accounted for as a purchase with a cost of the net assets acquired of approximately $936,000. The purchase price was allocated based on the fair value of assets and liabilities at the date of acquisition as follows:
$660,740 working capital and $275,260 goodwill. The results of operations of Health First Partners, Inc. have been included in the Company's consolidated financial statements from the date of acquisition. At the same time, the Plan acquired a large contract from Health Washington, L.L.C., a limited liability company licensed under the laws of the state of Washington, by issuing 34,523 shares of common stock. The primary asset acquired through this acquisition was an employer group health insurance contract and supporting health care network of providers for which fair value has been determined to be minimal, accordingly, no amounts have been attributed to this contract in the accompanying financial statements. The acquisition has been accounted for as a purchase. The results of operations attributable to the contract have been included in the Company's consolidated financial statements from the date of acquisition. As a result of the above transactions, there was a reduction in the Company's equity as the carrying value of the stock issued exceeded the fair value of the contract. Health First Partners, Inc. and Health Washington, L.L.C. are related parties.

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

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


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


NOTE 9:  CLAIM PAYMENTS

Activity in the provision for unpaid claims and unpaid claims processing expenses is summarized as follows for the three months ended March 31, 1998:


          Balance, beginning of year         $1,394,107

            Incurred related to:
               Current year                   1,029,886
               Prior year                         -
                                             ----------
               Total incurred                 1,029,886

            Paid related to:
               Current year                     930,860
               Prior year                       176,193
                                             ----------
               Total paid                     1,107,053
                                             ----------
          Balance, end of year               $1,316,940
                                             ==========


NOTE 10:  REGULATORY MATTERS

The Company's 80% owned subsidiary, the Plan, is subject to regulation by the Office of Insurance Commissioner in the state of Washington including the requirement to follow statutory (NAIC) accounting principles, which differ from generally accepted accounting principles. As such, certain levels of capital are required. At March 31, 1998, reserves and unassigned capital, and net loss for the year reported to the NAIC was $7,505,350 and $(834,254),

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)



respectively. The primary difference in reporting between the NAIC and GAAP is nonadmitted assets of certain property, plant and equipment, goodwill, accounts receivables over 90 days and prepaid expenses. At March 31, 1998, the shareholders' equity and net loss for the year were $5,244,434 and $(732,384) for the Plan, respectively.

NOTE 11:  CONTINGENCY

In connection with Overlake Hospital becoming a shareholder in December 1996, the Company incurred a contractual contingent liability for exclusivity damages to another hospital shareholder of up to $600,000. Since the amount of any damages is not reasonably estimable, no amount has been reflected in the consolidated financial statements as of March 31, 1998.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in this quarterly report and with the Company's 1997 Annual Statement on Form 10-KSB.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997

Operating revenue increased 415.7% to approximately $12.4 million in the first quarter of 1998, from approximately $2.4 million during the same period of 1997. The majority of the increase was the result of the Company's initial offering of health insurance in the state of Washington in January, 1997 as well as the merger with Health First Partners and Health Washington in July, 1997.

Total operating expenses increased 426.2% to approximately $12.4 million in the first quarter of 1998, from approximately $2.4 million in the same quarter of 1996. Medical expenses drove the majority of the increase as the result of claims and capitation offsetting the premium revenue.

Federal income taxes increased 192.2% to $140,327 from $48,245 was the result of the Company's inability to utilize the Plan's net loss for the month of January as well as the Company's conversion to the accrual method of tax reporting.


Liquidity and Capital Resources

At March 31, 1998, the Company had cash and cash equivalents of approximately $9.0 million compared to approximately $11.4 million. In the first quarter of 1998, The Plan transferred an additional $1.4 million bringing the total statutory deposits to $1.7 million in order to satisfy state regulatory requirements and to prepare for the initiation of the Medicare product in the third or fourth quarter of 1998.

In January 1998, the owners of the Plan signed an agreement which gave the Company an 80% ownership in the common stock of the Plan. The purpose of the increase in common stock ownership was to allow for the consolidation of tax returns between the Company and the Plan. This transaction by Health Washington exchanging 8,613 shares of common stock for the same number of preferred shares. Two other owners made a similar exchange of 4,187 shares each. In order to facilitate this transaction, the Plan amended their Articles of Incorporation to authorize 100,000 shares of preferred stock. This stock has a par value of $29.10 and is nonvoting and noncumulative, but has a dividend preference a dividend rate of 10.5% of the par value per share.

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

Date:     May 14, 1998







                 By:   / s /David Peel
                 ----------------------
                      David Peel
                      Vice President of Finance
                     (Principal Financial and Accounting Officer
                      and Duly Authorized Officer)