Form 10QSB
period 1998-06-30
FIRST CHOICE HEALTH NETWORK INC
filed 1998-08-14
CIK 922622

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10 - QSB

  [   X   ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1998

  [        ]   TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from         to

                          Commission File No.  0-23998

                       FIRST CHOICE HEALTH NETWORK, INC.
          (Name of small business issuer as specified in its charter)

            Washington                            91-1272766
  (State or other jurisdiction of              (I.R.S. employer
  incorporation or organization)            identification number)

                               601  Union Street
                                   Suite 1100
                         Seattle, Washington  98101
                           (Address of principal
                              executive offices)

                                 (206) 292-8255
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   __X___           No   ______

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on June 30, 1998, was 641 shares and 40,600 shares, respectively.

Transitional Small Business Disclosure Format ( check one ):

                   Yes   ______         No   __X__

                       FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q

                                                    Page
Part I         Financial Information

     Item 1    Financial Statements

               Consolidated Balance Sheets
               at June 30, 1998 and
               December 31, 1997  . . . . . . . . . . . . . . . . . . .    3

               Consolidated Statements of Operations
               for the Six Months Ended
               June 30, 1998 and 1997 . . . . . . . . . . . . . . . .      5

               Consolidated Statements of Cash Flows
               for the Six Months Ended
               June 30, 1997 and 1996. . . . . . . . . . . . . . . . .     7

               Notes to Consolidated
               Financial Statements . . . . . . . . . . . . . . . . . .    8

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . . .       15


Part II        Other Information

     Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . .   16

     Item 2    Changes in Securities . . . . . . . . . . . . . . . . .    16

     Item 3    Defaults Upon Senior Securities . . . . . . . . . . . .    16

     Item 4    Submission of Matters to a
               Vote of Security Holders . . . . . . . . . . . . . . . .   16

     Item 5    Other Information . . . . . . . . . . . . . . . . . . .    16

     Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . .   16

               Signatures . . . . . . . . . . . . . . . . . . . . . . .   17

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                          Consolidated Balance Sheets
                      June 30, 1998 and December 31, 1997




                                                             June 30,    December 31,
Assets                                                         1998           1997
                                                           (Unaudited)

Current Assets
  Cash and cash equivalents                               $  6,952,878  $  11,356,346
  Service fees receivable, net of allowance
     for doubtful accounts of $96,187 for June 30, 1998
     and December 31, 1997                                   1,224,599      1,180,421
  Service fees and premiums receivable
     from related parties                                      760,146      1,109,269
  Premiums receivable, net of allowance
     for doubtful accounts of $117,191 for June 30, 1998
     and $57,796 for December 31, 1997                       2,140,539      1,849,145
  Investment securities available for sale
  Federal income tax receivable                                176,918        383,101
  Prepaid expenses                                             553,341        292,112
  Other Current Assets                                          70,591         15,000
                                                           -----------    -----------
  Total Current Assets                                      11,879,013     16,185,394
                                                           -----------    -----------

Furniture, equipment, and computer software:
  Furniture and equipment                                    1,765,254      1,667,240
  Computer equipment/software                                  436,520        304,264
                                                            ----------    -----------

                                                             2,201,774      1,974,504
  Less accumulated depreciation and amortization             1,279,437      1,103,738
                                                            ----------     ----------
     Furniture, equipment, and computer software, net          922,338        867,766

Other Assets:

  Restricted indemnity cash                                  1,714,280        309,368
  Goodwill, net of accumulated amortization of $75,548
     for June 30, 1998 and $45,026 for December 31, 1997       289,712        320,577
                                                          ------------   ------------
     Total other assets                                      2,003,992        629,945
                                                          ------------   ------------

                                                          $ 14,805,343   $ 17,683,105
                                                          ============   ============






See accompanying notes to consolidated financial statements (unaudited).

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                          Consolidated Balance Sheets
                      June 30, 1998 and December 31, 1997


                                                              June 30,     December 31,
Liabilities and Shareholders' Equity                            1998           1997
                                                            (Unaudited)

Current Liabilities
  Accounts payable                                        $    168,875     $  206,202
  Accrued expenses                                           1,022,039      1,802,574
  Reserve for unpaid claims and
     claims adjustment expenses                              1,233,690      1,394,107
  Due to unrelated provider organizations                      534,519      1,376,088
  Due to related provider organizations                        493,402      1,289,690
  Unearned premiums                                            168,544        335,629
  Deferred income taxes                                        112,625        112,624
                                                           -----------     ----------

  Total current liabilities                                  3,733,694      6,516,914

  Deferred Income Taxes - Non-Current                          189,148        252,986

  Minority Interest                                            818,875      1,312,231


Shareholders' Equity
  Common Stock:
     Class A, par value $1 - Authorized, 30,000 shares;
       issued and outstanding,  641 and 648 shares                 641            648
     Class B, par value $1 - Authorized 70,000 shares;
       issued and outstanding, 40,600 and 40,600 shares         40,600         40,600
  Preferred Stock, par value $29.10
     Authorized, 100,000 shares, issued and
     outstanding 16,987 shares                                 494,322          -
  Additional Paid-in Capital                                 4,231,687      4,416,090
  Retained Earnings                                          4,074,268      3,921,528
  Paid-in capital from affiliates                            1,472,108      1,472,108
  Shareholder receivable                                     (250,000)      (250,000)
  Net Unrealized Loss on
   securities available for sale,
   net of deferred taxes
                                                          ------------    -----------

  Total Shareholders' Equity                                10,063,626      9,600,974
                                                          ------------    -----------

  Total Liabilities and Shareholders' Equity              $ 14,805,343    $17,683,105
                                                          ============    ===========





See accompanying notes to consolidated financial statements (unaudited).

                       FIRST CHOICE HEALTH NETWORK, INC.
                               AND SUBSIDIARY
                       Consolidated Statements of Income
                             June 30, 1998 and 1997

                                                        Three Months Ended                       Six Months Ended
                                                             June 30,                                June 30,
                                                     1998                1997                1998                1997


Operating Revenue
  Premium Revenue                               $ 10,119,631          $  646,040         $19,307,935          $  710,334
  Premium Revenue, related parties                 1,186,196             837,042           2,436,369           1,659,103
  Network Access Fees                              1,255,516             828,580           2,601,983           1,660,924
  Hospital Admin                                     978,230             705,828           1,595,743           1,391,796
  Other                                               -                   -                                          212
                                                ------------          ----------        ------------         -----------

  Total Operating Revenue                         13,539,573           3,017,490          25,942,030           5,422,368
                                                ------------          ----------        ------------         -----------

Operating Expenses
  Medical expenses                                 6,198,074             760,567          11,783,149           1,215,168
  Medical expenses, related parties                4,132,049             507,044           7,855,433             810,112
  Payroll and related                              1,597,035             953,681           3,141,745           1,852,319
  Selling, general and
     administrative costs                          1,786,121             954,179           3,320,962           1,652,241
                                                ------------          ----------         -----------          ----------

  Total Operating Expenses                        13,713,279           3,175,471          26,101,289           5,529,840
                                                ------------          ----------         -----------         -----------

  Operating loss                                   (173,706)           (157,981)           (159,259)           (107,471)

Other Income (Expense)
  Interest and dividends                             116,682             155,936             257,562            266,112
  Other                                             (46,892)            (80,622)            (62,134)            (58,824)
                                                ------------          ----------         -----------          ----------

  Total Other Income                                  69,790              75,314             195,428             207,288
                                                -------------         ----------         -----------          ----------

     Income Before federal taxes
       and minority interest                       (103,917)            (82,667)              36,168              99,817

Federal Income Taxes                                     121            (28,824)             140,448              19,421
                                                ------------          ----------         -----------          ----------
                                                   (104,038)            (53,843)           (104,280)              80,396
Minority interest                                    151,806               -                 257,018               -
                                                ------------          ----------         -----------          ----------

     Net Income                                       47,768            (53,843)             152,738              80,396
                                                ============          ==========         ===========          ==========

Net Income per common share                          $  0.81           $  (1.15)            $   2.60              $ 1.95
                                                ============          ==========         ===========          ==========

Weighted average shares outstanding                   58,646              58,648              58,647              58,652
                                                ============          ==========         ===========          ==========


See accompanying notes to consolidated financial statements (unaudited).

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1998 and 1997

                                                                            1998                1997
Cash Flows From (To) Operating Activities
  Net income                                                          $  152,738          $   80,396
                                                                      ----------          ----------
  Adjustments to reconcile net income to net cash
   cash provided by (used for) operating activities:
   Depreciation                                                          175,698             127,479
   Amortization                                                           30,599               -
   Deferred Income Taxes, net                                           (63,838)           (133,485)
   Write off bad debts                                                    59,395               -
   Realized (gains) losses on sale of securities                             390              58,824
   Bond premium and discount amortization                                                   (59,820)
   Noncash donation                                                                              245
   Minority interest                                                   (194,494)               -
   Cash provided (used) by changes in operating
     assets and liabilities:
     Service fees receivable                                             505,497             144,724
     Premium receivable                                                (394,306)               -
     Prepaid expenses                                                  (261,229)           (173,950)
     Other current assests                                             (316,438)               -
     Federal income tax receivable                                       206,183            (55,732)
     Accounts payable                                                   (37,327)             (6,140)
     Increase (decrease) in accrued expenses                           (618,607)             725,059
     Reserve for unpaid claims                                         (160,417)               -
     Due to provider organizations                                   (1,637,857)               -
     Unearned premiums                                                 (167,085)               -
                                                                    ------------        ------------

Net cash (used for) provided by operating activities:                (2,721,174)             707,600
                                                                    ------------        ------------

Cash Flows From Investing Activities
  Purchase of equipment and furnishings                                (270,061)           (287,449)
  Purchase of securities available for sale                                             (12,353,408)
  Sales and maturities of securities available for sale                                    7,102,513
  Maturities of investment securities                                                      4,240,000
  Principle received - bonds                                                                  27,424
  Refund of license fees                                                                      60,900
  Refund of merger development costs                                                          50,000
  Payment of merger development costs                                                      (170,508)
  Acquisition of Health First Partners, net of cash acquired                                (97,936)
  Increase in restricted indemnity deposit                           (1,404,569)               (376)
                                                                    ------------        ------------

Cash provided (used) by investing activities                         (1,674,630)         (1,330,904)
                                                                    ------------        ------------

Cash Flows From Financing Activities
  Repurchase of Class A common stock                                     (7,664)             (1,736)
                                                                    ------------        ------------

Cash used for financing activities                                       (7,664)             (1,736)
                                                                    ------------        ------------

Net increase (decrease) in cash and cash equivalents                 (4,403,468)           (625,040)
                                                                    ------------        ------------


Cash and cash equivalents at beginning of period                      11,356,346           2,407,355

Cash and cash equivalents at end of period                          $  6,952,878        $ 11,356,346
                                                                    ============        ============



See accompanying notes to consolidated financial statements (unaudited).

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1:DESCRIPTION OF BUSINESS AND SUMMARY
       OF SIGNIFICANT ACCOUNTING POLICIES

  Presentation of interim information: In the opinion of the management of First Choice Health Network, Inc. and Subsidiary, The Plan, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the three months and six months ended June 30, 1998 and 1997, and cash flows for six months ended June 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

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

  Principles of consolidation: The consolidated financial statements include the accounts of the Company and the Plan. All significant intercompany accounts and transactions have been eliminated in consolidation.

  New accounting pronouncements: Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards
  (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires that certain business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise. It also requires that certain business enterprises report selected information about their products and services, the geographic areas in which they operate, and their major customers. The notes to the financial statements (see Note 6) include the required disclosures for the six months ended June 30, 1998 and 1997.

  In 1997, the Company adopted SFAS No. 128, Earnings Per Share. The statement requires certain calculations and disclosures surrounding earnings per share that differ from the method previously required by generally accepted accounting principles (GAAP). Adoption of this standard had no effect on previously reported earnings per share.

  In 1997, the Company also adopted SFAS No. 129, Disclosure of Information About Capital Structure. This statement establishes standards for disclosing information about an entity's capital structure.

  In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under generally accepted accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This presentation differs from

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

  the method previously required by GAAP. The Company adopted this new method of presentation in 1998. Adoption of this standard is not expected to have a material effect on the financial statements.

  Cash equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 1998 and December 31, 1997, cash equivalents consist of cash management funds of $6,952,878 and $11,356,346, respectively.

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

  Furniture, equipment, and computer software: Furniture, equipment, and computer software are recorded at cost. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets ranging from three to five years.

  Restricted indemnity cash: Restricted indemnity cash consists of amounts required to be restricted for potential claims from enrollees as required by the Office of Insurance Commissioner.

  Valuation of long-lived assets: Using its best estimates, based on reasonable and supportable assumptions and projections, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances have indicated that the carrying amounts of its assets might not be recoverable. At June 30, 1998 and December 31, 1997, no write downs were required.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

  Goodwill: Goodwill is determined as the difference between the purchase price and fair market value of net assets purchased. Goodwill is amortized using the straight-line method over five years. Events or changes in circumstances have not occurred that indicate the value of goodwill has been impaired as of June 30, 1998 and December 31, 1997.

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

  Earnings per share: Net income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 40,600 common shares and 18,041 shares applicable to affiliate common share equivalents at June 30, 1998 and 40,600 common shares and 18,050 shares applicable to affiliate common share equivalents at December 31, 1997, respectively. Shares issued during the period and shares reacquired during the period were weighted for the portion of the period that they were outstanding. There are no dilutive securities.

  Due to provider organizations: This liability is the net amount due to health care providers in conjunction with capitation arrangements, which is computed by subtracting the claims payment made on behalf of the provider from the capitated amounts contractually allocated to them. The ultimate payout or receipt of these amounts is subject to a settlement process subsequent to June 30, 1998.

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

  One subscriber group provided 46% of the premium revenue for the six months ended June 30, 1998.

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

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


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

  Transfer of stock: Shareholders may only transfer their stock in the Company to the Company for repurchase. The repurchase price is established by the Board of Directors each fiscal year as set forth in the bylaws. Class A shares are being repurchased at $1,014.91 per share during 1998.

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

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


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

  In January 1998, the owners of the Plan entered into an agreement which increased the Company's ownership in the common stock of the Plan from 75.1% to 80%. The purpose of the increase in common stock ownership was to allow for the consolidation of tax returns between the Company and the Plan. This transaction resulted in exchanging of common stock held by the
  minority owners for the same number of preferred shares.       This
  preferred stock is nonvoting and noncumulative and has a dividend rate of 10.5%.



NOTE 3:   FEDERAL INCOME TAXES
Federal income taxes consist of the following components:

                            Six months ended
                          June 30,      June 30,
                            1998         1997
                           ----          ----
  Current                $218,620       $ 45,967
  Deferred                (78,172)      (26,546)
                         --------       --------
                         $140,448       $ 19,421
                         ========       ========

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

Federal income taxes differ from the amount computed by applying the expected U.S. corporate income tax rate to income before federal income taxes for the six months ended June 30 as follows:

                                                       1998                     1997
                                             ---------------------     --------------------
                                              Amount       Percent       Amount     Percent
     Computed expected rate                   $12,297        34.0%      $ 33,927      34.0%
     Tax effect of permanent differences:
       Valuation on Plan NOLs                 889,938       248.6          -           -
       Cash to accrual                         56,312       155.7          -           -
       Other                                 (18,099)       -50.0          -           -
     Tax effect on timing differences                                   (14,506)       16.2
                                             --------       ------     --------      ------
                                             $140,448       388.3%     $ 19,421       50.2%
                                             ========       ======     ========      ======

The deferred tax assets and liabilities resulting from the tax effects of temporary differences at June 30, 1998 and December 31, 1997 are presented below:



                                                 June 30,   December 31,
                                                   1998         1997
                                                   ----         ----

  Deferred tax assets:
     Net operating losses                      $1,531,379   $1,531,379
     Reduction of shareholders' equity               -         628,599
     Other                                           -          20,458
                                                ---------    --------

     Gross deferred tax assets                  1,531,379    2,180,436
     Valuation allowance                        1,531,379    2,159,978
                                               ----------     --------

       Net deferred tax assets                       -          20,458

  Deferred tax liabilities:
     Cash to accrual adjustment                   281,562      337,876
     Furniture, equipment and computer software    20,211        7,276
                                               ----------     --------
       Total deferred tax liabilities             301,773      345,152
                                               ----------     --------
       Deferred federal income taxes, net      $  301,773    $ 365,610
                                               ==========    =========

  Current portion of cash to
     accrual adjustment                         $ 112,625    $ 112,624
  Other                                              -           -
                                                ---------    ---------
  Current deferred tax liability                  112,625      112,624
  Deferred federal income taxes long term         189,148      252,986
                                              ---------    ---------

  Deferred federal income taxes                 $ 301,773   $  365,610
                                                =========    =========




               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

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

Note 4:  Commitments

  Leases: The Company leases its office facilities under terms of two operating leases expiring in September 1999 and January 2002. The leases provide for monthly minimum rent payments and include renewal options for an additional five years.

  In March 1998, the Company signed a five-year office lease to consolidate their current locations to a central location, commencing on July 1, 1998.

  Rental expense charged to operations under the operating leases for the six months June 30, 1998 and 1997, was $168,083 and $92,376, respectively.

  Future minimum lease payments under the operating leases for the years ended December 31 are as follows:


            1998           $352,812
            1999            658,437
            2000            516,876
            2001            516,876
            2002            258,438
                         ----------
                         $2,303,439
                         ==========

NOTE 5: RELATED PARTY TRANSACTIONS _ OPERATING REVENUE AND SERVICE FEES
        RECEIVABLE

Operating revenue includes $3,161,204 and $2,413,530 for administrative service fees, premium revenue, and network access fees charged to owner and affiliated groups for the six months ended June 30, 1998 and 1997, respectively.



               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

NOTE 6:  REPORTABLE OPERATING SEGMENTS

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

  Information about profit or loss and assets of reportable segments as of June 30, 1998 and 1997 are as follows:



                                            First Choice    First Choice
                                            Health Network   Health Plan        Total
                                            --------------   -----------        -----
       1998:
          Revenues from external customers   $ 3,680,793     $22,261,237    $25,942,030
          Interest Revenue                        44,359         243,203        287,562
          Interest Expense                                        30,000         30,000
          Depreciation/amortization expense      147,196          59,024        206,220
          Income tax expense (benefit)           140,448                        140,448
          Expenditures on furniture, equipment
            and computer software                                 270,061       270,061
          Segment profit (loss)                1,840,687      (1,882,443)       (41,756)

          Assets                              12,019,156      10,245,954     22,265,110
          Liabilities                            958,741       6,151,579      7,110,320

       1997:
          Revenues from external customers     3,052,720       2,369,649      5,422,369
          Interest revenue                       101,532         164,580        266,112
          Depreciation/amortization expense      127,479                        127,479
          Income tax expense (benefit)           568,240        (566,819)        19,421
          Expenditures on furniture, equipment
            and computer software                207,566                        207,566
          Segment profit (loss)                1,180,689     (1,100,295)         80,396

          Assets                              11,936,875      11,179,338     23,116,213
          Liabilities                          1,236,702       1,501,160      2,737,862



               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)



                                                                  1998           1997
                                                                  ----           ----


       Revenues:
          Total revenues for reportable segments
            and consolidated revenues                        $25,942,030    $ 5,422,369
                                                             ===========    ===========

       Profit or loss:
          Total profit or loss for reportable segments         $ (41,756)      $ 80,396
          Adjustment for minority interest in
            consolidated statements                              194,494
                                                              ----------    -----------
               Consolidated net income                       $   152,738       $ 80,396
                                                              ==========    ===========

       Assets:
          Total assets for reportable segments               $22,265,110    $23,116,213
          Elimination of intercompany investment              (7,459,767)    (6,667,308)
                                                              -----------   -----------
               Consolidated total assets                     $14,805,343    $16,448,905
                                                              ===========   ===========

       Liabilities:
          Total liabilities for reportable segments          $ 7,110,320    $ 2,737,862
          Elimination of intercompany balances                (3,187,478)   (1,891,490)
                                                              -----------    -----------
               Consolidated total liabilities                $ 3,922,842     $  846,372
                                                             ===========    ===========


Substantially all of the revenues from external customers are derived from within the state of Washington.

Revenues from one customer of the Plan for the six months ended June 30, 1998 and 1997 represent approximately $10,087,479 and $-0-, respectively, of the Company's consolidated revenues.

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, service fees and premiums receivable, accounts payable and due to provider organizations approximates fair value because of the short maturity of these instruments.

NOTE 8:RETIREMENT PLAN

The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan covering all full time employees. Under the plan, employees can defer up to 12% of eligible compensation. The Company matches 50% of the employee contribution, up to 6% of the employee's eligible salary. Employees become fully vested in employee and employer contributions when the contributions are made. The Company also has the option to make an additional profit sharing

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)



contribution to the plan. Employer contributions to the plan for the six months ended June 30, 1998 and 1997, amounted to $44,585 and $28,381, respectively.

NOTE 9: ACQUISITIONS

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

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


                                 1997           1996
                                ----           ----

      Operating revenue      $29,526,186    $10,305,374
                             ===========    ===========
      Net loss             $ (1,457,803)   $(1,126,663)
                             ===========    ===========
      Loss per share         $      (26)    $      (23)
                             ===========    ===========


The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition of Health First Partners, Inc. had been in effect for the periods presented, are not intended to be a projection of future results, and do not reflect any synergies that might be achieved from combined operations.


NOTE 10: CLAIM PAYMENTS

Activity in the provision for unpaid claims and unpaid claims processing expenses is summarized as follows for the month ended June 30, 1998:


          Balance, beginning of year         $1,394,107

            Incurred related to:
               Current year                   2,479,594
               Prior year                         -
                                             ----------
               Total incurred                 2,479,594

            Paid related to:
               Current year                   1,385,048
               Prior year                     1,254,963
                                             ----------
               Total paid                     2,640,011
                                             ----------
          Balance, end of year               $1,233,690
                                             ==========


NOTE 11:  REGULATORY MATTERS

The Company's 80% owned subsidiary, the Plan, is subject to regulation by the Office of Insurance Commissioner in the state of Washington including the requirement to follow statutory (NAIC) accounting principles, which differ from generally accepted accounting principles. As such, certain levels of capital are required. At June 30, 1998, reserves and unassigned capital, and net for the year reported to the NAIC was $3,354,937 and $(1,882,442),

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)



respectively. The primary difference in reporting between the NAIC and GAAP is nonadmitted assets of certain property, plant and equipment, goodwill, accounts receivables over 90 days and prepaid expenses. At June 30, 1998, the shareholders' equity and net loss for the year were $9,515,240 and $(1,882,442) for the Plan, respectively.

NOTE 12:  CONTINGENCY

In connection with Overlake Hospital becoming a shareholder in December 1996, the Company incurred a contractual contingent liability for exclusivity damages to another hospital shareholder of up to $600,000. Since the amount of any damages is not reasonably estimable, no amount has been reflected in the consolidated financial statements as of June 30, 1998 or December 31, 1997.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in this quarterly report and with the Company's 1997 Annual Statement on Form 10-KSB.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Operating revenue increased 348.7% to approximately $13.5 million in the second quarter of 1998, from approximately $3.0 million during the same period of 1997. The majority of the increase was the result of the merger with Health First Partners and Health Washington in July, 1997.

Total operating expenses increased 331.9% to approximately $13.7 million in the second quarter of 1998, from approximately $3.2 million in the same quarter of 1997. Medical expenses drove the majority of the increase as the result of claims and capitation offsetting the premium revenue.

Federal income taxes increased to $121 from $(28,824) resulting from the Company's inability to utilize the Plan's net losses for the month of January 1998 as well as the Company's conversion to the accrual method of tax reporting.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Operating revenue increased 378.4% to approximately $25.9 million in the first half of 1998, from approximately $5.4 million during the same period of 1997. The majority of the increase was the result of the merger with Health First Partners and Health Washington in July, 1997.

Total operating expenses increased 372% to approximately $26.1 million in the first half of 1998, from approximately $5.5 million in the same quarter of 1997. Medical expenses drove the majority of the increase as the result of claims and capitation offsetting the premium revenue.

Federal income taxes increased to $140,448 from $19,421 was the result of the

Company's inability to utilize the Plan's net loss for the month of January as well as the Company's conversion to the accrual method of tax reporting.


Liquidity and Capital Resources

At June 30, 1998, the Company had cash and cash equivalents of approximately $7.0 million compared to approximately $11.4 million at December 31, 1997. In the second quarter of 1998, The Plan transferred an additional $1.4 million bringing the total statutory deposits to $1.7 million in order to satisfy state regulatory requirements and to prepare for the initiation of the Medicare product in the third or fourth quarter of 1998.

In January 1998, the owners of the Plan signed an agreement which gave the Company an 80% ownership in the common stock of the Plan. The purpose of the increase in common stock ownership was to allow for the consolidation of tax returns between the Company and the Plan. This transaction by Health Washington exchanging 8,613 shares of common stock for the same number of preferred shares. Two other owners made a similar exchange of 4,187 shares each. In order to facilitate this transaction, the Plan amended their Articles of Incorporation to authorize 100,000 shares of preferred stock. This stock has a par value of $29.10 and is nonvoting and noncumulative, but has a dividend preference at a dividend rate of 10.5% of the par value per share, which shall be paid prior to the payment of any dividend on common stock.

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


                       FIRST CHOICE HEALTH NETWORK, INC.

Date:     August 13, 1998







                 By:   / s /David Peel
                     -----------------
         	               David Peel
                 Vice President of Finance
                 (Principal Financial and Accounting Officer
                 and Duly Authorized Officer)