Form 10QSB
period 1998-09-30
FIRST CHOICE HEALTH NETWORK INC
filed 1998-11-16
CIK 922622

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10 - QSB

  [   X   ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1998

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
                           (Address of principal
                              executive offices)

                                 (206) 268-2413
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   __X___           No   ______

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on September 30, 1998, was 632 shares and 40,600 shares, respectively.

Transitional Small Business Disclosure Format ( check one ):

                   Yes   ______         No   __X__

                       FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q
                                                    Page
Part I         Financial Information

     Item 1    Financial Statements

               Consolidated Balance Sheets
               at September 30, 1998 and
               December 31, 1997  . . . . . . . . . . . . . . . . . . .    3

               Consolidated Statements of Operations
               for the Nine Months Ended
               September 30, 1998 and 1997 . . . . . . . . . . . . . .     5

               Consolidated Statements of Cash Flows
               for the Nine Months Ended
               September 30, 1998 and 1997. . . . . . . . . . . . . .      6

               Notes to Consolidated
               Financial Statements . . . . . . . . . . . . . . . . .      7

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . . .       15


Part II        Other Information

     Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . .   16

     Item 2    Changes in Securities . . . . . . . . . . . . . . . . .    16

     Item 3    Defaults Upon Senior Securities . . . . . . . . . . . .    16

     Item 4    Submission of Matters to a
               Vote of Security Holders . . . . . . . . . . . . . . . .   16

     Item 5    Other Information . . . . . . . . . . . . . . . . . . .    16

     Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . .   16

               Signatures . . . . . . . . . . . . . . . . . . . . . . .   17

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)
                    September 30, 1998 and December 31, 1997

                                                           September 30, December 31,
Assets                                                         1998           1997
                                                           (Unaudited)
Current Assets
  Cash and cash equivalents                               $  6,554,456  $  11,356,346
  Service fees receivable, net of allowance
     for doubtful accounts of $96,187 for 1998 and 1997      1,981,755      1,180,421
  Service fees and premiums receivable
     from related parties                                    1,177,087      1,109,269
  Premiums receivable, net of allowance for doubtful accounts of $235,182 for September 30, 1998  and for $57,796 for
     December 31, 1997                                       2,367,211      1,849,145
  Investment securities available for sale
  Federal income tax receivable                                               383,101
  Prepaid expenses                                             331,455        292,112
  Accounts Receivable
  Other Current Assets                                          68,547         15,000
                                                           -----------    -----------
  Total Current Assets                                      12,480,511     16,185,394
                                                           -----------    -----------

Other Assets
  Furniture and equipment                                    2,274,000      1,667,240
  Computer equipment/software                                  304,964        304,264
  Capitalized merger costs                                                      -
  Goodwill, net of accumulated amortization
     of $45,026 and $11,500                                    271,451        320,577
  Intangible asset                                                              -
  Investment securities available for sale
  Restricted indemnity cash                                  1,741,836        309,368
  Other assets
  Less accumulated depreciation                            (1,379,744)    (1,103,738)
                                                          ------------   ------------

                                                            15,693,018     17,683,105
                                                          ============   ============

See accompanying notes to consolidated financial statements (unaudited).

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)
                    September 30, 1998 and December 31, 1997




                                                           September 30,   December 31,
Liabilities and Shareholders' Equity                            1998           1997
                                                            (Unaudited)
Current Liabilities
  Accounts payable                                             434,460        206,202
  Accrued expenses                                           1,303,883      1,802,574
  Reserve for unpaid claims and
     claims adjustment expenses                              1,617,369      1,394,107
  Due to unrelated provider organizations                      352,462      1,376,088
  Due to related provider organizations                        325,349      1,289,690
  Unearned premiums                                            150,611        335,629
  Deferred income taxes                                        112,624        112,624
  Other liabilities
                                                           -----------     ----------

  Total Current Liabilities                                  4,296,759      6,516,914

  Deferred Income Taxes - Non-Current                          160,992        252,986

  Minority Interest                                          1,358,359      1,312,231
                                                          ------------    -----------

  Total Liabilities                                          5,816,111      8,082,131
                                                          ------------    -----------

Shareholders' Equity
  Common Stock, Class A                                            632            648
  Common Stock, Class B                                         40,600         40,600
  Additional Paid-in Capital                                 4,350,068      4,416,090
  Retained Earnings                                          4,263,499      3,921,528
  Paid-in capital from affiliates                            1,472,108      1,472,108
  Shareholder receivable                                     (250,000)      (250,000)
                                                          ------------    -----------


  Total Shareholders' Equity                                 9,876,907      9,600,974

  Total Liabilities and Shareholders' Equity                15,693,018     17,683,105
                                                          ============    ===========





See accompanying notes to consolidated financial statements (unaudited).

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)
                          September 30, 1998 and 1997

                                                        Three Months Ended                      Nine Months Ended
                                                          September 30,                           September 30,
                                                     1998                1997                1998                1997


Operating Revenue
  Premium Revenue                               $ 10,770,217          $7,235,467         $30,078,151          $7,945,801
  Premium Revenue, related parties                 1,284,369           1,103,353           3,720,738           2,762,456
  Network Access Fee                               1,456,730             907,096           4,058,713           3,025,982
  Hospital Admin                                   1,379,855             837,320           2,975,598           1,771,154
  Other                                               -                   -                                          212
                                                ------------          ----------        ------------         -----------

  Total Operating Revenue                         14,891,170          10,083,236          40,833,200          15,505,605
                                                ------------          ----------        ------------         -----------

Operating Expenses
  Medical expenses                                 6,464,727           4,438,025          18,247,876           5,653,193
  Medical expenses, related parties                4,309,818           2,958,684          12,165,251           3,768,796
  Payroll and related                              1,602,592           1,069,216           4,744,337           2,921,535
  Selling, general and
     administrative costs                          2,097,424           1,410,955           5,418,386           3,063,196
                                                ------------          ----------         -----------          ----------


  Total Operating Expenses                        14,474,562           9,876,880          40,575,851          15,406,720
                                                ------------          ----------         -----------         -----------
Other Income (Expense)
  Interest and dividends                             165,674             116,110             423,235             382,222
  Minority Interest (Net of Income Taxes)            108,759              43,222             365,777             43,222
  Other                                             (46,893)                               (109,027)            (58,824)
                                                ------------          ----------         -----------          ----------

  Total Other Income                                 227,540             159,332             679,985             366,620
                                                -------------         ----------         -----------          ----------

     Income Before Taxes                             644,148             365,688             937,335             465,505

Federal Income Taxes                                 220,197             125,514             360,645             144,935
                                                ------------          ----------         -----------          ----------

     Net Income                                      423,951             240,174             576,690             320,570
                                                ============          ==========         ===========          ==========


Net Income per common share                          $  7.23             $  4.10            $   9.83              $ 5.47
                                                ============          ==========         ===========          ==========




See accompanying notes to consolidated financial statements (unaudited).

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                          September 30, 1998 and 1997

                                                                            1998                1997
Cash Flows From (To) Operating Activities
  Net income                                                           $ 576,690           $ 320,570
                                                                      ----------          ----------
  Adjustments to reconcile net income to net cash
   cash provided by (used for) operating activities:
   Depreciation and amortization                                         324,789             242,274
   Deferred Income Taxes, net                                           (91,994)           (133,485)
   Write off bad debts                                                   177,386
   Realized (gains) losses on sale of securities                             390              58,824
   Minority interest                                                   (256,358)
   Noncash Donation                                                                              245
   Changes in certain assets and liabilities:
     (Increase) decrease in service fees receivable                    (869,152)         (2,181,755)
     (Increase) decrease in premium receivable                         (518,066)
     (Increase) decrease in prepaid expenses                            (39,343)           (426,397)
     Other current assests                                              (54,547)
     Federal income tax receivable                                       383,101
     (Increase) decrease in accounts payable                             228,258               (861)
     Increase (decrease) in accrued expenses                           (498,691)           2,808,517
     Reserve for unpaid claims                                           223,262
     Due to related provider organizations                             (964,341)
     Due to unrelated provider organizations                         (1,023,626)
     Unearned premiums                                                 (185,018)
                                                                    ------------        ------------
  Total Adjustments


Cash provided by operating activities                                (2,587,260)             628,112
                                                                    ------------        ------------

Cash Flows From Investing Activities
  Purchase of equipment and furnishings                                (607,460)           (351,815)
  Purchase of securities available for sale                                             (13,259,113)
  Sales and maturities of securities available for sale                                    7,102,513
  Maturities of investment securities                                                     11,650,000
  Acquisition of Health First Partners, net of cash acquired                                  27,424
  Principal received - bonds
  Assignment of call option
  Refund of license fees                                                                      60,900
  Refund of merger development costs                                                          50,000
  Payment of merger development costs                                                      (333,128)
  Increase in restricted indemnity deposit                           (1,597,850)               4,008
  Investment in Health First Partners                                                      2,645,873
                                                                    ------------        ------------

Cash provided (used) by investing activities                         (2,205,310)           7,596,662
                                                                    ------------        ------------

Cash Flows From Financing Activities
  Repurchase of Class A common stock and membership
     rights from physicians                                              (9,320)             (1,736)
                                                                    ------------        ------------

Cash used for financing activities                                       (9,320)             (1,736)
                                                                    ------------        ------------
Net increase (decrease) in cash and cash equivalents                 (4,801,890)           8,223,038

                                                                    ------------        ------------

Cash and cash equivalents at beginning of period                      11,356,346           2,407,355

Cash and cash equivalents at end of period                             6,554,456          10,630,393
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

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1:DESCRIPTION OF BUSINESS AND SUMMARY
       OF SIGNIFICANT ACCOUNTING POLICIES

  Presentation of interim information: In the opinion of the management of First Choice Health Network, Inc. and Subsidiary The Plan, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the three months and nine months ended September 30, 1998 and 1997, and cash flows for nine months ended September 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

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

  New accounting pronouncements: Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards
  (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires that certain business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise. It also requires that certain business enterprises report selected information about their products and services, the geographic areas in which they operate, and their major customers. The notes to the financial statements (see Note 6) include the required disclosures for the periods ended September 30, 1998 and December 31, 1997.

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

  Cash equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 1998 and December 31, 1997, cash equivalents consist of cash management funds of $6,554,456 and $11,356,346, respectively.

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

  Valuation of long-lived assets: Using its best estimates, based on reasonable and supportable assumptions and projections, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances have indicated that the carrying amounts of its assets might not be recoverable. At September 30, 1998 and December 31, 1997, no write downs were required.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

  Goodwill: Goodwill is determined as the difference between the purchase price and fair market value of net assets purchased. Goodwill is amortized using the straight-line method over five years. Events or changes in circumstances have not occurred that indicate the value of goodwill has been impaired as of September 30, 1998 and December 31, 1997.

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

  Earnings per share: Net income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 40,600 common shares and 18,050 shares applicable to affiliate common share equivalents at September 30, 1998 and December 31, 1997, respectively. Shares issued during the period and shares reacquired during the period were weighted for the portion of the period that they were outstanding. There are no dilutive securities.

  Due to provider organizations: This liability is the net amount due to health care providers in conjunction with capitation arrangements, which is computed by subtracting the claims payment made on behalf of the provider from the capitated amounts contractually allocated to them. The ultimate payout or receipt of these amounts is subject to a settlement process subsequent to September 30, 1998.

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

  One subscriber group provided 44% and 45% of the premium revenue for the nine months ended September 30, 1998 and 1997, respectively.

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

  Transfer of stock: Shareholders may only transfer their stock in the Company to the Company for repurchase. The repurchase price is established by the Board of Directors each fiscal year as set forth in the bylaws. Class A shares were repurchased at $1014.91 per share during 1998.

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

  In January 1998, the owners of the Plan entered into an agreement which increased the Company's ownership in the common stock of the Plan from 75.1% to 80%. The purpose of the increase in common stock ownership was to allow for the consolidation of tax returns between the Company and the Plan. This transaction by the minority shareholders included exchanging of
  common stock for the same number of preferred shares.     This preferred
  stock is nonvoting and noncumulative and has a dividend rate of 10.5%.



NOTE 3:FEDERAL INCOME TAXES
Federal income taxes consist of the following components for the nine months ended September 30:


                            1998         1997
                           ----          ----
  Current                $452,639      $ 190,803
  Deferred                (91,994)      (45,868)
                         --------       --------
                         $360,645       $144,935
                         ========       ========

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

Federal income taxes differ from the amount computed by applying the expected U.S. corporate income tax rate to income before federal income taxes for the nine months ended September as follows:

                                                     1998                     1997
                                           ---------------------     --------------------
                                            Amount       Percent      Amount      Percent
  Computed expected rate                   $194,330       34.0%     $ 143,576      34.0%
  Tax effect of permanent differences:
     Valuation on Plan NOL's                 94,942      16.6%
     Cash to Accrual                         84,468      14.8%
     Other                                 (13,095)      -2.3%          1,359      0.3%
                                         ---------- ----------      ---------------------
                                           $360,645       63.1%     $ 144,935     34.3%
                                           ======== ===========      ========   =========


The deferred tax assets and liabilities resulting from the tax effects of temporary differences at September 30, 1998 and December 31, 1997 are presented below:



                                              September 30, December 31,
                                                   1998         1997
                                                   ----         ----

  Deferred tax assets:
     Net operating losses                      $1,531,379   $1,531,379
     Reduction of shareholders' equity               -         628,599
     Other                                                      24,057
                                                ---------    --------

     Gross deferred tax assets                  1,531,379    2,184,035
     Valuation allowance                        1,531,379    2,159,978
                                               ----------     --------

       Net deferred tax assets                          -       24,057

  Deferred tax liabilities:
     Cash to accrual adjustment                   253,406      366,029
     Furniture, equipment and computer software    20,211        5,628
                                               ----------     --------
       Total deferred tax liabilities             273,617      371,657
                                               ----------     --------
       Deferred federal income taxes, net      $  273,617    $ 395,714
                                               ==========    =========

  Current portion of cash to
     accrual adjustment                         $ 112,624    $ 371,657
  Other                                              -           -
                                                ---------    ---------
  Current deferred tax liability                  112,624      371,657
  Deferred federal income taxes long term         160,993       24,057
                                                ---------    ---------
  Deferred federal income taxes                 $ 273,617    $ 395,714
                                                =========    =========

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

The valuation allowance was established in 1997 against the tax benefit of the 1997 net operating losses (NOLs) of the Plan since the Plan will file a separate federal income tax return for the final six months of 1997 and the realization of the tax benefit is unlikely. The allowance is also provided for NOLs acquired in the Health First Partners merger, and the reduction of shareholders equity as described in Note 9. The following schedule represents the amounts of the Plan NOLs and their expiration date:

               2003      $  138,000
               2007         328,438
               2008          53,781
               2009          20,754
               2010       1,584,667
               2011       1,850,561
               2012         527,885
                         ----------
                         $4,504,085
                         ==========

NOTE 4:COMMITMENTS

  Leases: The Company leases its office facilities under terms of two operating leases expiring in September 1999 and January 2002. The leases provide for monthly minimum rent payments and include renewal options for an additional five years.

  In March 1998, the Company signed a five-year office lease to consolidate their current locations to a central location, commencing on July 1, 1998.

  Rental expense charged to operations under the operating leases for the nine months September 30, 1998 and 1997, was $327,975 and $173,394,
  respectively.

  Future minimum lease payments under the operating leases for the years ended December 31 are as follows:


            1998           $176,406
            1999            658,437
            2000            516,876
            2001            516,876
            2002            258,438
                         ----------
                         $2,127,033
                         ==========

NOTE 5:RELATED PARTY TRANSACTIONS - OPERATING
       REVENUE AND SERVICE FEES RECEIVABLE

Operating revenue includes $5,148,137 and $3,627,867 for administrative service fees, premium revenue, and network access fees charged to owner and affiliated groups for the nine months ended September 30, 1998 and 1997, respectively.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

NOTE 6:REPORTABLE OPERATING SEGMENTS

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

  Information about profit or loss and assets of reportable segments as of September 30, 1998 and 1997 are as follows:



                                          First Choice    First Choice
                                         Health Network    Health Plan        Total
                                         --------------    -----------        -----
     1998:
       Revenues from external customers   $ 6,257,492      $34,575,708    $40,833,200
       Interest Revenue                        63,668          359,568        423,235
       Interest Expense                                                             -
       Depreciation/amortization expense      217,175           58,831        276,006
       Income tax expense (benefit)         1,199,136        (838,491)        360,645
       Expenditures on furniture, equipment
          and computer software                  -             535,778        535,778
       Segment profit (loss)                2,188,197      (1,867,865)        320,332

       Assets                              15,892,641       10,260,818     26,153,459
       Liabilities                          1,506,419        3,392,668      4,899,087

     1997:
       Revenues from external customers     4,663,306       10,842,299     15,505,605
       Interest revenue                       115,004          267,218        382,222
       Depreciation/amortization expense      188,230           12,656        200,886
       Income tax expense (benefit)           780,315        (635,380)        144,935
       Expenditures on furniture, equipment
          and computer software               351,815            -            351,815
       Segment profit (loss)                2,183,186      (1,905,838)        277,348

       Assets                              13,032,133       11,128,341     24,160,474
       Liabilities                          1,964,843        5,249,931      7,214,774



               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

                                                               1998           1997
                                                               ----           ----
     Revenues:
       Total revenues for reportable segments
          and consolidated revenues                        $40,833,200   $ 15,505,605
                                                           ===========    ===========

     Profit or loss:
       Total profit or loss for reportable segments          $ 320,332      $ 277,348
       Adjustment for minority interest in
          consolidated statements                              256,358         43,222
                                                            ----------    -----------
            Consolidated net income                          $ 576,690      $ 320,570
                                                            ==========    ===========

     Assets:
       Total assets for reportable segments                $26,153,459    $24,160,474
       Elimination of intercompany investment             (10,297,340)    (6,667,308)
                                                           -----------    -----------
            Consolidated total assets                      $15,856,119    $17,493,166
                                                           ===========    ===========

     Liabilities:
       Total liabilities for reportable segments           $ 4,899,087    $ 7,214,774
       Elimination of intercompany investment                (278,234)      (984,848)
                                                           -----------    -----------
            Consolidated total liabilities                 $ 4,620,853    $ 6,229,926
                                                           ===========    ===========




Substantially all of the revenues from external customers are derived from within the state of Washington.

Revenues from one customer of the Plan for the nine months ended September 30, 1998 and 1997 represent approximately $14,975,288 and $4,627,703 respectively, of the Company's consolidated revenues.

NOTE 7:FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, service fees and premiums receivable, accounts payable and due to provider organizations approximates fair value because of the short maturity of these instruments.

NOTE 8:RETIREMENT PLAN

The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan covering all full time employees. Under the plan, employees can defer up to 12% of eligible compensation. The Company matches 50% of the employee contribution, up to 6% of the employee's eligible salary. Employees become fully vested in employee and employer contributions when the contributions are made. The Company also has the option to make an additional profit sharing

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)



contribution to the plan. Employer contributions to the plan for the nine months ended September 30, 1998 and 1997, amounted to $66,500 and $43,667, respectively.

NOTE 9:ACQUISITIONS

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

Pro forma financial information (unaudited): The following pro forma information sets forth historical information which has been adjusted to reflect the acquisition of Health First Partners, Inc. as discussed above. The pro forma information is presented for the year ended December 31, 1997. The pro forma statement of earnings information assumes the transactions have taken place at the beginning of the period presented.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


                                 1997
                                ----

      Operating revenue      $29,526,186
                             ===========
      Net loss              $  1,457,803
                             ===========
      Loss per share         $      (26)
                             ===========


The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition of Health First Partners, Inc. had been in effect for the periods presented, are not intended to be a projection of future results, and do not reflect any synergies that might be achieved from combined operations.


NOTE 10:CLAIM PAYMENTS

Activity in the provision for unpaid claims and unpaid claims processing expenses is summarized as follows for the month ended September 30, 1998:


          Balance, beginning of year         $ 1,394,107

            Incurred related to:
               Current year                   3,153,563
               Prior year                         -
                                             ----------
               Total incurred                 3,153,563

            Paid related to:
               Current year                   1,771,365
               Prior year                     1,158,936
                                             ----------
               Total paid                     2,930,301
                                             ----------
          Balance, end of year               $1,617,369
                                             ==========


NOTE 11:  REGULATORY MATTERS

The Company's 80% owned subsidiary, the Plan, is subject to regulation by the Office of Insurance Commissioner in the state of Washington including the requirement to follow statutory (NAIC) accounting principles, which differ from generally accepted accounting principles. As such, certain levels of capital are required. At December 31, 1997, reserves and unassigned capital, and net loss for the year reported to the NAIC was $7,607,703 and $(2,650,761).

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)



respectively. The primary difference in reporting between the NAIC and GAAP is nonadmitted assets of certain property, plant and equipment, goodwill, accounts receivables over 90 days and prepaid expenses. At September 30, 1998, the shareholders' equity and net loss for the year were $6,372,637 and $(1,648,247) for the Plan, respectively.

NOTE 12:  CONTINGENCY

In connection with Overlake Hospital becoming a shareholder in December 1996, the Company incurred a contractual contingent liability for exclusivity damages to another hospital shareholder of up to $600,000. Since the amount of any damages is not reasonably estimable, no amount has been reflected in the consolidated financial statements as of September 30, 1998. For the year ended December 31, 1997, there was no liability related to this contingency.

NOTE 13:  SUBSEQUENT EVENT

On November 12, 1998, the Company executed a purchase agreement to acquire a PPO business in the state of Washington with an effective date of December 1, 1998. The acquired business consists of approximately 125,000 subscribers with an annual revenue stream of $4.0 million. The purchase price is a minimum of $2.8 million to be paid with interest over 18 months. There is a potential contingent payment of up to $700,000 to be determined based on the revenues received by First Choice Health Network from the PPO business during the twelve months after the closing date. This transaction will be accounted for using the purchase method.


FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in this quarterly report and with the Company's 1997 Annual Statement on Form 10-KSB.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Operating revenue increased 47.7% to approximately $14.9 million in the third quarter of 1998, from approximately $10.0 million during the same period of 1997.

Total operating expenses increased 46.5% to approximately $14.5 million in the third quarter of 1998, from approximately $9.9 million in the same quarter of 1997. Medical expenses drove the majority of the increase as the result of claims and capitation offsetting the premium revenue.

Federal income taxes increased 75.4% to $220,197 from $125,514 was the result of the increase in income before federal taxes.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Operating revenue increased 163.3% to approximately $40.8 million for the first nine months of 1998, from approximately $15.5 million during the same period of 1997. The majority of the increase was the result of the merger with Health First Partners and Health Washington in July, 1997.

Total operating expenses increased 163.4% to approximately $40.6 million in the first nine months of 1998, from approximately $15.4 million in the same quarter of 1997. Medical expenses drove the majority of the increase as the result of claims and capitation offsetting the premium revenue.

Federal income taxes increased 148.8% to $360,645 from $144,935 was the result of the Company's conversion to the accrual method of tax reporting as well as the increase in income before income taxes.


Liquidity and Capital Resources

At September 30, 1998, the Company had cash and cash equivalents of approximately $6.5 million compared to approximately $11.4 million at December 31, 1997. In the second quarter of 1998, The Plan transferred an additional $1.4 million bringing the total statutory deposits to $1.7 million in order to satisfy state regulatory requirements and to prepare for the initiation of the Medicare product in the first quarter of 1999.

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


                       FIRST CHOICE HEALTH NETWORK, INC.

Date:     November 13, 1998







                 By:  / s /David Peel
                 David Peel
                 Vice President of Finance
                 (Principal Financial and Accounting Officer
                 and Duly Authorized Officer)