Form 10QSB/A
period 1998-09-30
FIRST CHOICE HEALTH NETWORK INC
filed 1999-02-02
CIK 922622

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10 - QSB/A

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

Year 2000 Issue

The Company has assessed its computer systems and facilities regarding the Year 2000 problem. The Year 2000 problem is defined as storing the year as two digits rather than storing the year with four digits to include the century. Date sensitive calculations or reports may treat the year 00 as 1900 rather than 2000 resulting in erroneous results or calculations. The Company is working on the Year 2000 problem to ensure that all computer systems are Year 2000 compliant. The Company is currently 80% complete on its Year 2000 plan. The time frame to finish the Year 2000 plan is by the 2nd quarter of 1999. The Company intends to bring in an outside audit team to verify the company's Year 2000 compliance at the end of the 2nd quarter of 1999.
Although The Company believes it will meet these time frames for Year 2000 compliance, there can be no assurance that the company's operations will not be disrupted or put at risk to some degree.

The Company is in the process of testing its computer systems for Year 2000 compliance. Custom applications have been designed with the Year 2000 in mind and therefore are already in compliance. Other systems that The Company has purchased were initially designed to be Year 2000 compliant. The Company expects to incur expenses related to the testing and verification of the computer systems in the amount of approximately $100,000. As of September 30, 1998, the company has incurred approximately $50,000 in costs associated with Year 2000 compliance.

The Company relies on receiving data manually (paper) or electronically from outside vendors. The Company is requesting that all data received from our vendors include a four-digit year rather than a two-digit year. The Company has sent out surveys to its vendors to help determine business risk associated with the Year 2000 problem. In the event that a vendor is unable to send electronic data with a four-digit year, The Company will use the century conversion logic outlined in our contingency plan.

The Company has developed a contingency plan surrounding the transfer of electronic data from other companies. In the event that the data received includes a two-digit year rather than the necessary four-digit year, the data will be converted using a logic that any two-digit year after '30' will have the 19th century, and any year before '30' will have the century of '20'. The Company will continue to evaluate and identify possible scenarios which could impact the company. The contingency plan will be updated accordingly.




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