Form 10-K
period 1998-12-31
FIRST CHOICE HEALTH NETWORK INC
filed 1999-08-05
CIK 922622

                  SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C. 20549



                              FORM 10 - K


        [  X ] ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15 (d)

                OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1998
                                  OR


         [   ] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d)

                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to


                     Commission File No.  0-23998



                   FIRST CHOICE HEALTH NETWORK, INC.
        (Exact name of Registrant as specified in its charter)

  Washington                                              91-1272766
(State or Other Jurisdiction of                       (I.R.S.Employer
 Incorporation or Organization)				 Identification No.)

                           601 Union Street
                               Suite 1100
                    Seattle, Washington 98101-1838
                         (Address of principal
                          executive offices)

            Issuer's Telephone Number, Including Area Code

                            (206) 292-8255
           (Issuer's telephone number, including area code)

   Securities registered pursuant to Section 12 (b) of the Act: None


     Securities to be registered under Section 12 (g) of the Act:
         Class A Common Stock, par value $1.00 par value per share


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   _____              No   ___X___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  [    ]


There is no trading market for the Registrants voting stock (Class A Common Stock, $1.00 par value and Class B Common Stock, $1.00 par value) and, accordingly, the market value of the voting stock held by non-affiliates of the Registrant based on bid and asked prices cannot be determined.


The aggregate number of Registrant's outstanding on December 31, 1998 was 619 shares of Class A Common Stock, and 40,600 shares of Class B Common Stock, $1.00 par value, respectively.



Transitional Small Business Disclosure Format ( check one ):


                    Yes   ______        No   __X__

Documents incorporated by reference:

None














                                   2
<PAGE 3>

PART   I

    ITEM 1          BUSINESS				         		4

    ITEM 2          PROPERTIES		            	   	10

    ITEM 3          LEGAL PROCEEDINGS			        	10

    ITEM 4          SUBMISSION OF MATTERS
			  TO A VOTE OF SECURITY HOLDERS			10

PART  II

    ITEM 5          MARKET FOR COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS 	   	 	10
    ITEM 6          SELECTED FINANCIAL DATA			      10

    ITEM 7          MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS				            11

    ITEM 8          FINANCIAL STATEMENTS AND
                    SUPPLEMENTARY DATA				      16

    ITEM 9          CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE			            34

PART  III

   ITEM 10          DIRECTORS AND EXECUTIVE OFFICERS OF
                    FIRST CHOICE HEALTH NETWORK, INC.             35

   ITEM 11          EXECUTIVE COMPENSATION                        39

   ITEM 12          SECURITY OWNERSHIP OF CERTAIN
                    BENEFICIAL OWNERS AND MANAGEMENT              41

   ITEM 13          CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS    			            43

  PART  IV

   ITEM 14          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                    AND REPORTS ON FORM 8-K     	            44

                    SIGNATURES   			                  47

                                        PART  I




ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

First Choice Health Network, Inc., ("The Network) is a provider-owned, managed health care company which has established a network of physicians, hospitals and other health care providers (a "Preferred Provider Organization" or "PPO") located almost exclusively in the State of Washington for the provision of health care services; a small portion of the PPO is located in each of Alaska, Idaho and Montana. Subscribers (or members) in Oregon can also access a network of health care providers (marketed as a separate PPO). The Network contracts with the health care providers in its PPO for the provision of health care services on a discounted fee basis and contracts with self-insured employers, indemnity insurers, health maintenance organizations and union trusts (collectively, "Health Plans") and third party administrators ("TPAs"), to provide their subscribers (or members) access to the PPO, for which it receives a fee from the Health Plan or the TPA, as applicable, typically on a per subscriber (or member) per month basis; an additional per subscriber (or member) monthly fee is received in the event the Health Plan or TPA elects to receive utilization management services. In addition, the hospitals participating in the PPO pay First Choice an administrative fee under their respective participating health care facility service contracts.

At December 31, 1998, First Choice had arrangements with third party administrators and health plans representing approximately 850,000 subscribers (or members) and their dependents (collectively "Covered
Persons").   Practically all of the Company's revenues were derived
from services performed in the state of Washington during the year ended December 31, 1998.

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

First Choice Health Network, a corporation organized under the laws of the state of Washington in 1984, is owned by 619 physicians, all of whom own Class A Common Stock; seven hospitals who own Class B Common Stock, and three hospital participants.

During 1995, The Network formed a wholly-owned subsidiary, First Choice Health Plan, Inc.(_The Plan_), to operate as a health care service contractor (_HCSC_) that permits the Company to assume risk for healthcare services in its operations.

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

Effective July 1, 1997, The Plan merged with Health First Partners, Inc. and Health Washington L.L.C. which added approximately 18,000 fully insured members.

Effective December 1, 1998 First Choice Health Network, Inc. acquired Providence Plan Partners Preferred-Washington preferred provider organization, or PPO Business. The acquired business consists of approximately 1,000 physicians, which serves about 125,000 subscribers with an annual revenue stream of approximately $4.0 million. Under the terms of the purchase First Choice Health Network, Inc. purchased substantially all of the assets for Providence Plan Partners PPO Business for a minimum price of $2.8 million to be paid with interest of six percent over 18 months. There is a potential contingent payment of up to $700,000 to be determined based on the revenues received by First Choice Health Network from the PPO Business during the twelve months after the closing date. This transaction was accounted for using the purchase method.


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

At December 31, 1998, The Network had contractual arrangements through which Health Plans in both the public and private sectors representing approximately 850,000 Covered Persons, utilized the Company's PPO. The Network receives a fee for providing access to its PPO, typically on a per subscriber (or member) per month basis, from the Health Plan, either directly or indirectly through a TPA. The per subscriber (or member) monthly fee is generally fixed for a twelve-month period under contracts with each Health Plan or TPA, and is based upon the extent of the network utilized (hospitals and/or physicians), whether utilization management services are requested and the number of Covered Persons.

First Choice Health Plan Products

The Plan offers health care coverage to individual groups, Association Plans as well as a Medicare Supplement product:

     Association Plan

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

Independent Insurance Agents and Brokers

Independent insurance agents and brokers have been responsible for a significant portion of The Plan's enrollment growth of the managed care products.

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


GOVERNMENTAL REGULATION

State Health Care Legislation

The 1998 legislative session was short; therefore very few bills were introduced pertaining to health care. Many of the laws that were passed were procedural in nature. The bills that did become law are summarized below:


 2SHB 1065 - Filing of Corporate Documents by Insurance Companies,
HCSCs, and HMOs

Chapter 23, Laws of 1998

This bill changes some of the mechanisms of how and where insurance companies, HCSCs, and HMOs file certain corporate documents or apply for certificates of authority. Many documents currently filed with the OIC and the Secretary of State will be filed with the OIC solely. Other documents currently filed with the Secretary of State will be filed with the OIC instead. This bill reflects procedural changes and has virtually no business impact on First Choice Health Plan.

HB 2144 - Insurance Commissioner's Designated Depository

Chapter 25, Laws of 1998

This bill alters what type of trust company or financial institution the Commissioner may designate to serve as a depository for any deposit of securities. Previously, only institutions domiciled in the state could be depositories. Now, if the financial institution has trust powers in the state it may qualify. This is a procedural change only and has no impact on First Choice Health Plan.

E2SHB 2342 - International Services

Chapter 313, Laws of 1998

This bill allows for tax credit set-offs against RCW 48.14.020 for the hiring of qualified persons in newly created positions that are engaged in various international services, including insurance services. First Choice Health has no international business; therefore there is no impact.

HB 3096 - State Preemption of Excise or Privilege Taxes on HMOs and
HCSCs

Chapter 323, Laws of 1998

This bill prohibits any county, city, town or other municipal subdivision from imposing excise or privilege taxes upon Health Care Service Contractors or Health Maintenance Organizations. The effective date is 1/11/2000. It has no effect on First Choice Health Plan's budgeted finances.

SSB 6302 - Risk-Based Capital of Health Carriers

Chapter 241, Laws of 1998

This bill adopts the risk-based capital formula act, as developed by the NAIC, and establishes the date of March 1, 1999 as the date that the first RBC reporting shall occur for First Choice Health Plan. The amount required to be set aside as statutory capital will increase over current requirements and continue to increase as long as annualized premiums increase.

Women's Health and Cancer Rights Act of 1998.

This federal law became effective October 21, 1998 and pertained to all individual policies and group policies both fully insured and self-insured. This law mandated benefit administration, outlined eligibility requirements and notice requirements. First Choice Health Plan was in compliance with eligibility and benefit requirements therefore there was no business impact. The notice requirement was also met with no business impact.

Employees

At December 31, 1998, the Company had 154 employees, 150 of which were full-time. None of the Company's employees are covered by labor unions, and the Company believes its relationships with their employees to be good.

ITEM 2.   DESCRIPTION OF PROPERTY

First Choice leases and occupies two offices in separate buildings in downtown Seattle. The administrative, finance and marketing departments occupy an office consisting of approximately 20,675 square feet of space in an office building at 601 Union Street, Suite 1100, Seattle, Washington expiring March 2003.

Pursuant to the purchase of Providence Plan Partner Preferred_ Washington Preferred Provider Organization described on page 5, The Company renewed the lease at the office building at 1100 Olive way, Suite 1480, Seattle, Washington expiring July 2003. This location consists of 11,209 square feet.

Item  3.  LEGAL PROCEEDINGS

          None


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted in the fourth quarter of 1998.



                                        PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for any of the Company's equity securities.

On March 1, 1999, there were 498 holders of the Company's Class A
Common Stock, seven holders of the Company's Class B Common Stock, and three Hospital Participants.

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


ITEM  6.  SELECTED FINANCIAL  DATA




                                 1998          1997        1996          1995       1994
                                ----------    --------     --------     ----------    --------
  Net Operating revenue         $  703,551   $ 380,868  $ 1,037,714   $  1,020,050     $873,080
  Net Income per common share        12.00        6.49        20.57          21.66        18.53
  Total Assets                  20,712,398  19,262,806   10,473,153      7,403,850    6,110,452
  Total Liabilities              8,868,805   8,096,615      902,543        787,114      692,105


ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
          RESULTS OF OPERATIONS

OVERVIEW

The Network's ability to retain existing clients and attract new clients is largely dependent on its ability to control health care costs by creating and maintaining a network of high quality, efficient, fully credentialed providers who agree to accept competitive reimbursement rates and on its ability to control excess utilization through its utilization management program. During 1998, the Company continued to expand its PPO network. In 1998, The Network continued its system of physician reimbursement which had commenced in July 1993, referred to as the Resource Based Relative Value System, whereby fees to physicians are weighted more toward cognitive services (i.e., overall patient care) as opposed to procedural services (e.g., surgery and diagnostic tests). This system is consistent with the Company's belief in the importance of managing the full scope of patient care to provide the most appropriate level of service for each patient and its focus on the primary care "gatekeeper" model for its PPO, whereby a Covered Person must obtain a referral from a primary care physician prior to obtaining health care services from specialists and other health care providers.

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

In anticipation of the proposed Washington State health care reform and to enhance its competitive position in the health care industry, The Plan obtained, on January 13, 1995, a Certificate of Registration to operate as a health care service contractor ("HCSC_), in the state of Washington, which permits The Plan to assume financial risk in its operations.

The Plan's revenues consist primarily of commercial premiums resulting from the offering of health insurance products. However, this is supplemented by the Plan's rental of the PPO network beginning January 1, 1998. See the _First Choice Health Plan Products_ under _Description of Business_ for further explanation of products currently being offered by The Plan.

Medical expenses are largely comprised of capitation arrangements with the physician organizations (PO) in which the risk for health insurance coverage has been passed to the PO. The Plan passes much of the premium to the POs and keeps a certain percentage for administrative fees which covers services that the Plan provides on behalf of the PO. In addition, as a result of the merger with Health First Partners, The
Plan assumes the full risk for  a small amount of membership.    For
the membership that The Plan is at risk for, the medical expenses are comprised of payments to physicians, hospitals and other health care providers which includes an estimated amount for incurred but not reported claims (_IBNR_).

The Plan has filed an application with the Federal Health Care Financing Administration (_HCFA_) for a license to offer a Medicare risk product. The medicare application was approved in the third quarter of 1998 with the first sales of the product occurring on January 1, 1999. Upon sale of this product, the Plan will be paid a fixed per member per month capitation amount by the HCFA based on a formula of the projected medical expense of each Medicare member. Medicare risk contracts provide revenues which are higher per member than those for non-Medicare members which provide an opportunity for increased profits and cash flow. However, these contracts also carry certain risks such as higher comparative medical costs, government regulatory and reporting requirements and the possibility of reduced government reimbursement in the future.

The Plan transferred an additional $1 million on February 19, 1998 and $400,000 on March 31, 1998 to it's restricted depository account in order to satisfy statutory requirements for additional restricted deposits related to the medicare business.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Operating revenue for the year ended December 31, 1998 increased 113.98% to approximately $57.0 million in 1998 from approximately $26.5 million in 1997 and $6.2 million in 1996. The majority of the increase was due to the increase in Plan health insurance membership resulting from increased growth in 1998 as well as the acquisition of Health First Partners and Health Washington in the middle of 1997. The Plan's membership increased from 166,297 member months in 1997 to 395,659 member months in 1998. The Company's network access fees increased 34.37% from $3.6 million in 1996, $4.1 million in 1997 to $5.6 million in 1998. The increase was a result of growth in the Company's rental of the PPO network as well as the purchase of the Sound Health network and related membership in December 1998. Hospital administrative fees also increased 89.9% from $2.6 million in 1996, $2.5 million in 1997 to $4.8 million in 1998. The growth in this line item was primarily due to a large contract beginning in January 1998 which was part of the merger with Health First Partners. Network access fees and hospital administrative fees will continue to show growth over the previous year with the expansion of the PPO network arising from the acquisition of the Providence Plan Partner-Washington Preferred Provider Organization.

Total operating expenses increased 114.27% to approximately $56.6 million in 1998 versus approximately $26.4 million in 1997 and $4.9 million in 1996. Medical expenses drove the majority of the increase as a direct result of the increase in Plan health insurance membership. Selling, general and administrative costs increased to approximately $7.5 million in 1998 from approximately $4.6 million in 1997 and $2.2 million in 1996 as a result of increased marketing expenditures related to the new health insurance products as well as the premium and
business taxes associated with The Plan's business.    Payroll and
related expenses increased 54.66% from approximately $2.2 million in 1996, $4.3 million in 1997 compared to approximately $6.6 million in 1998. The Company increased the number of employees as a result of the increased Plan membership and also absorbed 25 employees from the acquisition of the Providence Plan Partner-Washington Preferred Provider Organization.

Inflation

The Company has not been effected by nor does it anticipate that inflation will have a significant impact on its operating results in the near term. However, this factor could effect operations if the Company was unable to submit new rates to the OIC in a timely manner in order to obtain approval of increased rates necessary to mitigate its risk from this factor. The Company obtained licensure as an HCSC in January 1995 and assumes risk for medical costs. The Company transfers risk to health care providers through capitation arrangements and risk-sharing provisions and is generally not directly impacted by significant escalation of health care costs.


LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1986, the Company has financed its operations from equity investments from over 870 physicians, from the seven hospitals constituting the Company's Class B shareholders, non-equity capital contributions from three additional hospitals pursuant to their respective participation agreements, and funds from operations.

In July 1996, First Choice issued 5,800 shares of its Class B common Stock to Swedish Medical Center in exchange for $931,484. This equity investment increased the number of Class B shareholder to six.

In December, 1996, First Choice issued 5,800 shares of its Class B Common Stock to Overlake Hospital Medical Center in exchange for $1,000,000 in cash and two additional payments of $250,000 each due in December of 1997 and 1998. The final payment of $250,000 was received
by the Company in December 1998.   This equity investment increased the
number of Class B shareholders to seven.

At December 31, 1998, the Company had cash, cash equivalents and investment securities at fair market value of approximately $5.7 million as compared to approximately $11.4 million at December 31, 1997.

The Company had a $300,000 unsecured line of credit form Seafirst Bank. At December 31, 1996, there were no borrowing outstanding under the line. Due to the large amount of cash and short-term investments held by the Network and it's subsidiary, First Choice Health Plan, Inc. (The
Plan).  This line of credit was not renewed as of June 1, 1997.

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

In January 1995, the Company transferred cash and investments of $1.5 million to its subsidiary, "First Choice Health Plan, Inc.," in
connection with its licensure as an HCSC.   In the first and second
quarters of 1997, the Company transferred $5 million of additional cash
and investments to it's subsidiary.   Of the total cash held by The
Plan, $1.4 million was transferred to restricted deposits to increase the statutory deposits in the first quarter of 1998 to satisfy regulatory requirements.

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

In May of 1996 the Company's subsidiary, First Choice Health Plan, Inc., introduced into the market place a Medicare Supplement program in conjunction with two of its owner hospitals, Northwest Hospital and Valley Medical Center. At December 31, 1998 there were 426 policies inforce and collected premiums of $281,176. The Company has contracted with Olympic Health Management Systems to act as the plan administrator. Their primary responsibilities are to maintain a adequate sales force legally licensed in Washington state, premium billing and collection, claims processing and payment, and financial reporting to all applicable parties including the appropriate reports necessary for compliance with the Office of Insurance Commissioner of the State of Washington.

On July 1, 1997, First Choice Health Network, Inc. (The Network), First Choice Health Plan, Inc. (The Plan), Health First Partners, Inc.
(Health First) and Health Washington, L.L.C. (Health WA) entered into a merger and asset purchase agreement. The agreement between the four companies consisted of three transactions as described in the paragraphs below.

First, The Plan purchased substantially all of the assets of Health WA in exchange for 34,523 shares of The Plan Stock. These shares were issued to the former shareholders of Health WA. The assets of Health WA consisted primarily of Health WA's rights to various provider contracts, a large group contract, as well as other intangible property including trademarks. Estimated growth in membership was 12,500 as a result of this merger. These shares represent approximately 12.6% ownership stake in FC Plan.

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

Third, The Network, formerly the sole shareholder of The Plan, became obligated to contribute cash to The Plan in exchange for 55,436 shares of FC Plan stock. This is facilitated by a Contribution Agreement that states that The Network shall contribute a certain percentage of
revenues over the next ten years in exchange for those shares.   The
Network's ownership in the subsidiary, The Plan, was approximately
75.1%.

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

In January 1998, the owners of the Plan signed an agreement which gave the Company an 80% ownership in the common stock of the Plan. The purpose of the increase in common stock ownership was to allow for the consolidation of Plan gains or losses in the filing of consolidated
tax returns between the Company and the Plan.   This transaction by
Health Washington exchanging 8,613 shares of common stock for the same number of preferred shares. Two other owners made a similar exchange of 4,187 shares each. In order to facilitate this transaction, the Plan amended their Articles of Incorporation to authorize 1,000,000 shares of preferred stock. This stock has a par value of $29.10 and is nonvoting and noncumulative, but has a dividend preference rate of 8.75% of the par value per share.

Effective February 1, 1998, the Network and Plan entered into a tax sharing agreement which provides for the sharing of Federal income tax liabilities and benefits in the filing of consolidated tax returns.

In July, 1998, the Plan amended the Articles of Incorporation to increase the authorization of preferred shares to one million
(1,000,000). The Network then increased its investment in the Plan by purchasing three million (3,000,000) dollars in the Plan's preferred stock.

Effective December 1, 1998, the Company executed a purchase agreement to acquire Providence Plan Partners Preferred-Washington PPO Business. The acquired business consists of approximately 125,000 subscribers with an annual revenue stream of approximately $4.0 million. The Company purchased substantially all of the assets of Providence Plan Partners PPO Business for a minimum price of $2.8 million to be paid with interest at a rate of six percent over 18 months. There is a potential contingent payment of up to $700,000 to be determined based on the revenues received by First Choice Health Network from the PPO Business during the twelve months after the closing date.

The Company anticipates that the revenues generated by operations, investment and financing, plus the capital it currently has in reserves, will be sufficient to meet its cash requirements throughout 1999.

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

The Company has identified key vendors, service providers, and customers to initiate formal communications with them to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


           FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report . . . . . . . . . . . . . . . . . . .  17

Consolidated Balance Sheets as of December 31, 1998 and 1997  . .   18

Consolidated Statements of Income
  for the years ended December 31, 1998, 1997, and 1996  . . . . .. 20

Consolidated Statements of Shareholders' Equity
  for the years ended December 31, 1998, 1997, and 1996  . . . . .. 21

Consolidated Statements of Cash Flows
  for the years ended December 31, 1998, 1997, and 1996  . . . . .  22

Notes to Consolidated Financial Statements . . . . . . . . . . . .  24




























                                  16
<PAGE 17>

                     INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
First Choice Health Network, Inc.

We have audited the accompanying consolidated balance sheets of First Choice Health Network, Inc. and subsidiary (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements income and cash flows, and shareholders equity of the Company for the year ended December 31, 1996, were audited by other auditors whose report, dated march 11, 1997 (March 28, 1997, as to certain subsequent events), expressed an unqualified opinion on those statements.

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

As described in Note 8, the Company acquired a business in 1998, for which information was not available that is necessary to provide pro forma disclosures of results of operations information for 1998 and 1997 as if the business had been acquired by the Company at the beginning of each year. In our opinion, disclosure of such information is required by generally accepted accounting principles.

In our opinion, except for the omission from the 1998 financial statements of the disclosures described in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
May 4, 1999

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1998 AND 1997


ASSETS                                                         1998           1997

CURRENT ASSETS:
  Cash and cash equivalents                                 $5,759,751   $ 11,356,346
  Service fees receivable, net of allowance for doubtful
     accounts of $146,000 and  $96,187 for 1998 and 1997     2,234,969      1,180,421
  Service fees and premiums
     receivable from related parties                         1,504,537      1,088,801
  Premiums receivable, net of allowance for doubtful
     accounts of $215,014 and $57,796                        1,997,926      1,849,145
  Due from unrelated provider organizations                  1,586,381         52,177
  Due from related provider organizations                      972,785      1,527,524
  Federal income tax receivable                                               383,101
  Prepaid expenses                                             390,748        292,112
  Deferred tax assets (Note 3)                                 152,318         20,458
  Other current assets                                          81,178         15,000
                                                           -----------    -----------
  Total current assets                                      14,680,593     17,765,085

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
  Furniture and equipment                                    2,601,718      1,667,240
  Computer software                                            306,522        304,264
                                                           -----------    -----------
                                                             2,908,240      1,971,504
  Less accumulated depreciation and amortization             1,488,358      1,103,738
                                                           -----------    -----------
     Furniture, equipment and computer software, net         1,419,882        867,766

OTHER ASSETS:
  Restricted indemnity cash                                  1,705,956        309,368
  Goodwill, net of accumulated amortization of $113,616
     and $45,026                                               307,310        320,577
  Other intangible assets, net of accumulated amortization
     of $91,743                                              2,598,657
                                                           -----------    -----------
     Total other assets                                      4,611,923        629,945
                                                           -----------    -----------
TOTAL                                                      $20,712,398     $19,262,806
                                                           ===========    ===========


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1998 AND 1997



LIABILITIES AND STOCKHOLDERS' EQUITY                           1998           1997


CURRENT LIABILITIES:
  Accounts payable                                        $    377,850    $   206,202
  Accrued expenses                                           1,609,202      1,802,574
  Reserve for unpaid claims and claims adjustment expenses    2102,364      1,394,107
  Due to unrelated provider organizations                    1,229,331       2,909,393
  Due to related provider organizations                        247,355       1,336,086
  Federal income tax payable                                    28,417
  Unearned premiums                                            137,280        335,629
  Deferred income taxes                                        136,715        112,624
  Current portion of note payable                            1,887,996
                                                           -----------     ----------
     Total current liabilities                               7,756,510      8,096,615

NOTE PAYABLE (Note 9)                                          999,671

DEFERRED INCOME TAXES (Note 3)                                 112,624        252,986

MINORITY INTEREST                                            1,320,085      1,312,231

COMMITMENTS AND CONTINGENCIES (Notes 4 and 12)

SHAREHOLDERS' EQUITY:

  Common Stock:
     Class A, par value $1 - Authorized, 30,000 shares;
       issued and outstanding, 619 and 648 shares                  619            648
     Class B, par value $1 - Authorized, 70,000 shares;
       issued and outstanding, 40,600 shares                    40,600         40,600
     Additional paid-in capital                              4,385,102      4,416,090
     Shareholder receivable                                                 (250,000)
     Paid-in capital from affiliates                         1,472,108      1,472,108
     Retained earnings                                       4,625,079      3,921,528
                                                           -----------   ------------
          Total shareholders' equity                        10,523,508      9,600,974
                                                           -----------   ------------
TOTAL                                                      $20,712,398    $19,262,806
                                                           ===========   ============


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                             1998              1997           1996
OPERATING REVENUE:
  Premium revenue                            $42,634,121   $15,711,616    $     -
  Premium revenue, related parties            3,720,738      4,050,286          -
  Network access fees                         5,607,173      4,172,888      3,589,593
  Hospital administrative fees                2,956,822      1,283,982
  Hospital administrative fees,
  	primarily related parties    		            1,841,789      1,243,123      2,599,738
  Other                                         117,627        119,227         10,175
                                             ------------ ---------------   ----------

     Total operating revenue                 56,878,270     26,581,122      6,199,506

OPERATING EXPENSES:
  Medical expenses                           25,149,892     10,472,784          -
  Medical expenses, related parties          17,125,490      7,074,205          -
  Payroll and related expenses                6,659,224      4,305,685      2,715,630
  Selling, general, and administrative
	expenses              			    7,517,177      4,533,543      2,228,786
  Amortization expense                        160,333           34,151
                                             ------------- ------------     ----------
     Total operating expenses                56,612,116     26,420,368      4,944,416
                                             ------------- --------------   ----------
     Operating income                         266,154          160,754      1,255,090

OTHER INCOME (EXPENSE):
  Interest and dividends                      504,415          511,257        292,439
  Other                                       (155,928)         97,366         40,462
                                             ------------- -------------   ----------
         Total other income, net              348,487          608,623        332,901
                                             ------------- --------------   ----------
     Income before federal income taxes
       and minority interest                  614,641          769,377      1,587,991

FEDERAL INCOME TAXES                          429,348          504,006        550,277
                                             ------------ ---------------   ----------
                                              185,293          265,371      1,037,714
MINORITY INTEREST                             518,258          115,497          -
                                             ------------- -------------    ----------
NET INCOME                                   $   703,551    $  380,868     $1,037,714
                                               ==========     =========== ===========
NET INCOME PER COMMON SHARE                  $      12.00   $     6.49     $    20.57
                                             	=========      ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING            58,619           58,650         50,446
                                             =========      ==========     ==========


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                              Common Stock
                                                             ------------
                                                       Class A           Class B        Additional                      Balance
                                                      -------            -------          paid-in     Shareholder       carried
                                                  Shares    Amount   Shares    Amount     capital      receivable       forward
                                                  ------    ------   ------    ------     -------      ----------       -------
BALANCE, January 1, 1996                            676      $676    29,000   $29,000   $2,630,268      $   -         $2,659,944

  Issuance of Class B common stock and
     membership rights to physicians                                 11,600    11,600    2,419,884                     2,431,484

  Shareholder receivable                                                                                (500,000)       (500,000)

  Repurchase of Class A common stock
     and membership rights from physicians         (20)      (20)                           (3,735)                       (3,755)

                                                  -----     -----   -------   -------   ----------      ---------     -----------

BALANCE, December 31, 1996                          656       656    40,600    40,600    5,046,417      (500,000)      4,587,673

  Cash received from shareholder receivable                                                               250,000         250,000

  Repurchase of Class A common stock
     and membership rights from physicians          (8)       (8)                           (1,728)                       (1,736)

  Reduction in equity from issuance
     of subsidiary's stock                                                                (628,599)                     (628,599)

                                                  -----     -----   -------   -------   ----------      ---------      ----------

BALANCE, December 31, 1997                          648      648    40,600   40,600      4,416,090      (250,000)       4,207,338

Cash received from shareholder receivable                                                               250,000         250,000

  Repurchase of Class A common stock
     and membership rights from physicians	   (29)      (29)					(30,988)				(31,017)

  Net income
  							  	  -----     -----   -------   -------   ----------      ---------      ----------
BALANCE, DECEMBER 31, 1998			     	   619	$619	40,600	$40,600	$4,385,102	  $	-		$4,426,321
  								   ====	=====	======	=======	==========	  ==========	==========



See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                       YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                              Net unrealized
                                                                                                  loss on
                                                                                                investment
                                                                                                securities
                                                  Balance         Paid-in                      available for        Total
                                                  brought      capital from     Retained       sale, net of      shareholders'
                                                  forward        affiliates     earnings      deferred taxes        equity
                                                  -------        ----------     --------      --------------        ------
BALANCE, January 1, 1996                        $2,659,944       $1,472,108    $2,502,946         $(18,262)        $6,616,736

  Issuance of Class B common stock and
     membership rights to physicians             2,431,484                                                          2,431,484

  Shareholder receivable                          (500,000)                                                         (500,000)

  Repurchase of Class A common stock
     and membership rights from physicians          (3,755)                                                           (3,755)

  Net income                                          -                         1,037,714                           1,037,714

  Change in unrealized loss on securities
     available for sale, net of deferred taxes        -                                            (11,569)          (11,569)

                                                ----------      -----------     ----------        ---------        ----------

BALANCE, December 31, 1996                       4,587,673        1,472,108      3,540,660         (29,831)         9,570,610

  Cash received from shareholder receivable        250,000                                                            250,000

  Repurchase of Class A common stock
     and membership rights from physicians          (1,736)                                                           (1,736)

  Reduction in equity from issuance
     of subsidiary's stock                        (628,599)                                                         (628,599)

  Net income                                          -                            380,868                            380,868

  Change in unrealized loss on securities
     available for sale, net of deferred taxes        -                                             29,831             29,831

                                                ----------      -----------     ----------       ---------         ----------

BALANCE, December 31, 1997                      4,207,338       1,472,108        3,921,528	     -		  9,600,974

Cash received from shareholder receivable       250,000                                             			   250,0000

  Repurchase of Class A common stock
     and membership rights from physicians	(31,017)    								     	   (31,017)

  Net income											   703,551					    703,551
								----------      -----------     ----------       ---------         ----------
BALANCE, December 31, 1998				$4,426,321	    $1,472,108	  $4,625,079	 $   -		$10,523,508
								==========      ===========     ==========       =========        ============


                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                             1998              1997           1996
OPERATING ACTIVITIES:
  Net income                                 $  703,551     $  380,868    $ 1,037,714
  Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
     Depreciation                             384,620          283,945        169,161
     Amortization                             160,333           34,151          6,000
            Deferred income taxes, net       (268,589)        (78,604)        123,870
     Provision for doubtful accounts          307,000           57,796           -
     Minority interest                       (518,258)       (115,497)           -
     Cash provided (used) by changes in operating
          assets and liabilities:
       Service fees receivable               (1,520,090)     (848,307)      (337,219)
       Premiums receivable                    (405,968)    (1,672,363)           -

       Federal income tax receivable          383,101        (374,247)         81,275
       Prepaid expenses                       (98,636)        (59,791)       (24,605)
       Other current assets                   (66,178)             625           -
       Accounts payable                       171,648           48,279      (117,970)
       Accrued expenses                       (193,372)        761,129        159,906
       Reserve for unpaid claims and claims
          adjustment expenses                 708,257            (737)          -
       Due to (from) unrelated provider organizations      (3,057,956)      1,279,573     -
       Due to (from) related provider organizations          (533,992)      1,386,205
       Federal income tax payable              28,417
       Unearned premiums                      (198,349)        321,261          -
       Other                                  353,497           58,942        (42,304)
                                             ---------------------------   ----------
     Net cash provided (used) by operating
	 activities     				 (3,660,964)      1,463,228       1,013,690

INVESTING ACTIVITIES:
     Purchase of investment securities
		available for sale             			(7,457,715)     (6,863,747)
     Sales and maturities of investment
		securities available for sale   			15,301,865      4,628,955
     Acquisition of Health First Partners,
		net of cash acquired                              (97,936)          -
     Purchase of furniture, equipment, and
       computer software                      (810,032)      (508,715)      (231,342)
     Acquisition of license fees                                 -            (1,936)
     Increase in restricted indemnity cash   (1,344,582)         -          (150,000)
                                             ---------------------------  -----------
     Net cash provided (used) by investing
		activities      			   (2,154,614)      7,237,499     (2,618,070)
                                              ---------    -----------	----------------
BALANCE, carried forward                     (5,815,578)     8,700,727    (1,604,380)


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY CONSOLDIATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                             1998              1997           1996

BALANCE, brought forward                     $(5,815,578)  $ 8,700,727   $(1,604,380)

FINANCING ACTIVITIES:
     Payment of note payable                                     -           (45,000)
     Repurchase of Class A common stock and membership
       rights from physicians                  (31,017)        (1,736)        (3,755)
     Issuance of Class B common stock and membership
       rights from physicians                                    -          1,931,484
     Receipt of shareholder receivable         250,000         250,000          -
                                             ----------------------------  ----------
     Net cash provided by financing activities 218,983         248,264      1,882,729
                                             ----------------------------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH
	EQUIVALENTS       			  (5,596,595)      8,948,991        278,349

CASH AND CASH EQUIVALENTS:
     Beginning of year                       11,356,346      2,407,355      2,129,006
                                             ---------------------------   ----------
     End of year                             $ 5,759,751   $11,356,346     $2,407,355

                                             ==========    ===========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for federal
		income taxes    			  $   250,000     $  955,000     $  360,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
ACTIVITIES:
     Shareholder receivable for common stock issuance                        (500,000)
     Net assets for common stock (Note 8)                      525,303


See accompanying notes to consolidated financial statements.

           FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1998 AND 1997


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

  New accounting pronouncements: In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, was issued. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under generally accepted accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company currently has no items of comprehensive income.

  On June 16, 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. SFAS No. 113 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement, certain derivatives are recognized at fair value and changes in fair market value are recognized as gains or losses. Management is currently studying this pronouncement to determine its effect, if any, on the Company's financial statements.

  Cash equivalents: The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1998 and 1997, cash and cash equivalents consist of cash management funds of $5,759,751 and $11,356,346, respectively.

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

           FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 1998 AND 1997



  Allowance for doubtful accounts: The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses related to service fees receivable.

  Premiums receivable: Premiums receivable represents monthly group health insurance premiums billed and outstanding.

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

  Other intangible assets: Intangible assets assumed in the Providence Plan Partners PPO network acquisition were trademarks, contracts, and a noncompetition agreement. Intangible assets are amortized using the straight-line method over three years.

  Goodwill: Goodwill is determined as the difference between the purchase price and fair value of identifiable net assets purchased. Goodwill is amortized using the straight-line method over three to five years. Events or changes in circumstances have not occurred that indicate the value of goodwill has been impaired as of December 31, 1998 and 1997.

  Reserve for unpaid claims and claims adjustment expenses: This liability represents reported and unreported claims which have been incurred but have not been paid at the date of the financial statements. The reserve for unreported claims is determined actuarially using prior experience and the nature of current health insurance contracts and volume. Included in the liability is an estimate of the future expenses necessary to settle claims. Due to the uncertainties inherent in the estimation process, actual costs may differ from the estimated amounts in the near term, and these differences may be significant.

  Due to (from) related (unrelated) provider organizations: This liability or asset is the amount due to (from) health care providers in conjunction with capitation arrangements, which is computed by subtracting the claims payments made on behalf of the provider from the capitated amounts contractually allocated to them. The ultimate payout or receipt of these amounts is subject to a settlement process subsequent to the contract year end. The Company believes the amounts recorded appropriately reflect the ultimate settlement amounts.

  Unearned premiums: Unearned premiums consists of insurance premiums received prior to fiscal year end for health insurance coverage subsequent to year end.

           FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 31, 1998 AND 1997



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

  For the year ended December 31, 1998 and 1997 43% and 48%, respectively, of the premium revenue related to one subscriber group.

  Advertising expense: The Company incurred advertising expenses of $1,349,729, $787,567 and $4,195 in 1998 1997, and 1996 respectively.

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

  Valuation of long-lived assets: Using its best estimates, based on reasonable and supportable assumptions and projections, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances have indicated that the carrying amounts of its assets might not be recoverable. At December 31, 1998 and 1997, no write downs were required.

  Earnings per share: Net income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 41,219 and 41,248 common shares and 17,400 and 17,402 shares applicable to affiliate common share equivalents (Note 2) in 1998 and 1997, respectively. Shares issued during the period and shares reacquired during the period were weighted for the portion of the period that they were outstanding. There are no dilutive securities.

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

  Reclassifications: Certain 1997 amounts recorded in the financial statements have been reclassified to conform to the 1998 presentation.

NOTE 2:SHAREHOLDERS' EQUITY

  Ownership of stock: Class A voting common stock may be held solely by physicians licensed in the state of Washington who contract with the Company to provide health care services and who hold active, associate, or provisional medical staff privileges at one or more of the hospitals that contract with the Company to provide health care services.

  Class B voting common stock may be held by hospitals in the state of Washington that contract with the Company to provide health care services.

           FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 31, 1998 AND 1997



  Voting rights: Holders of each outstanding share of Class A or Class B common stock are entitled to one vote on each matter submitted to a vote at meetings of shareholders, and each class of common stock votes as a separate class.

  Transfer of stock: Shareholders may only transfer their stock in the Company to the Company for repurchase. The repurchase price is established by the Board of Directors each fiscal year as set forth in the bylaws. Class A shares were repurchased at $1014.91 and $1,108.15 per share during 1998 and 1997, respectively.

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

  Common stock: In January 1998, the owners of the Plan entered into an agreement, which increased the Company's ownership in the common stock of the Plan from 75.1% to 80%. The purpose of the increase in common stock ownership was to allow for the consolidation of tax returns between the Company and the Plan. This transaction included exchanging common stock held by the minority owners of the Plan, who are also stockholders in the company, for the same number of preferred shares. This preferred stock is nonvoting and noncumulative and has a dividend rate of 8.75%.

           FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998 AND 1997



NOTE 3:FEDERAL INCOME TAXES



Federal income taxes consist of the following components:

                   1998        1997     1996
                   ----        ----     -----
  Current        $697,957    $582,610   $426,407
  Deferred      (268,589)    (78,604)   123,870
                --------     --------  ---------
                 $429,348    $504,006   $550,277
                ========     =======    =======

Federal income taxes differ from the amount computed by applying the expected U.S. corporate income tax rate to income before federal income taxes for the years ended December 31 as follows:

                                                     1998                  1997                1996
                                            ---------------------    ----------------  --------------

                                              Amount    Percent Amount	Percent    Amount     Percent
  Computed expected rate                   $208,978      34.0% $261,558  34.0%     $539,917  34.0 %
  Tax effect of permanent differences:
     Valuation allowance on Plan NOLs        66,640      10.8%  179,481  23.4        -         -
     Political contributions                139,328      22.7%   34,026   5.6        -         -
     Other						   14,402       2.3%   28,911   3.8      10,360     0.7
                                           ---------  ---------- ------   ------  --------  ------
                                           $429,348      69.8%  $504,006 66.8%    $550,277   34.7 %
                                            =======      =====  ======== ======    =======  =======


           FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998 AND 1997




The deferred tax assets and liabilities resulting from the tax effects of temporary differences at December 31 are presented below:

                                                   1998         1997

                                                   ----         ----

  Deferred tax assets:
     Net operating losses                      $1,598,029	$1,531,379
     Reduction of shareholders' equity            213,724      213,724
     Allowance for doubtful accounts              122,745       52,354
     Other                                         53,664     (31,896)
                                               ----------    --------


     Gross deferred tax assets                  1,988,162    2,180,436
     Valuation allowance                        1,835,844     2,159,978

                                               ----------     --------

       Net deferred tax assets                    152,318       20,458

  Deferred tax liabilities:
     Cash to accrual adjustment                   225,248      337,876

     Furniture, equipment and computer software    24,091        7,276
                                               ----------     --------

       Total deferred tax liabilities             249,339      345,152
                                               ----------     --------

Deferred income tax liability, net                $97,021     $365,610

                                               ==========    ==========


Current portion of deferred tax assets           $152,318     $ 20,458

                                                 =========     =======

Current portion of cash to accrual adjustment     136,715      112,624
Long-term portion of deferred tax liabilities     112,624        252,986

                                                ---------    ---------

Deferred  income tax liability                   $249,339   $  365,610

                                                 ========     ========

           FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998 AND 1997


The valuation allowance was established against the tax benefit of the 1997 and a portion of 1998 net operating losses (NOLs) of the Plan since the Plan will file a separate federal income tax return for the final six months of 1997 and the first 23 days of 1998 and the realization of the tax benefit is unlikely. The allowance is also provided for NOLs acquired in the Health First Partners merger, and the reduction of shareholders equity as described in Note 8. The following schedule represents the amounts of the Plan's NOLs and their expiration date:

               2003      $  138,000
               2007         328,438
               2008          53,781
               2009          20,754
               2010       1,584,667
               2011       1,850,561
               2012          527,885
               2013          196,000
                         ----------
                         $4,700,086
                         ==========

NOTE 4:COMMITMENTS

  Leases: The Company leases its office facilities and some office equipment under operating leases expiring through 2003. The leases provide for monthly minimum rent payments, and some include renewal options for an additional five years.

  Rental expense charged to operations under the operating leases for the years ended December 31, 1998 and 1997, was $510,316 and $254,247, respectively.

  Future minimum lease payments under the operating leases for the years ended December 31 are as follows:


            1999           $743,614
            2000            817,500
            2001            815,204
            2002             830,026
            2003             431,540
                          ----------
                         $3,637,884
                          =========

           FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 5:REPORTABLE OPERATING SEGMENTS

  Factors management used to identify the enterprise's reportable segments: The Company has two reportable segments which correspond to the organization of the parent Company and its majority-owned subsidiary, the Plan. Each segment requires distinct tracking capabilities in the areas of revenues, claims processing, marketing strategies and reporting to regulatory organizations.

  Description of the types of products and services from which each reportable segment derives its revenue: The Company has two primary products which have been aggregated into one reportable segment: network access fees and hospital administration fees. Network access fees arise from the rental of the Company's large PPO network while hospital administration fees arise from charges to the network hospitals based on claims incurred by members. The other reportable segment, the Plan, offers a variety of fully insured health insur-ance plans to employer groups.

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

  Information about profit or loss and assets of reportable segments:



                                          First Choice    First Choice
                                         Health Network    Health Plan        Total
                                         --------------    -----------        -----
     1998:
       Revenues from external customers   $ 8,711,788      $48,166,482    $56,878,270
       Revenue from intercompany              345,184                         345,184
       Interest revenue                        65,587          438,828        504,415
       Depreciation/amortization expense      391,902          153,051        544,953
       Income tax expense (benefit)         1,639,030      (1,209,682)        429,348
       Expenditures on furniture, equipment

          and computer software               181,330          628,702        810,032
       Segment profit (loss)                2,837,133      (2,651,840)        185,293

       Assets                             $20,522,701      $12,374,475    $32,897,176
       Liabilities                         $5,328,643       $4,267,933     $9,596,576

     1997:
       Revenues from external customers   $ 6,545,852      $20,035,270    $26,581,122
       Revenue from intercompany               86,198                          86,198
       Interest Revenue                       131,520          379,737        511,257
       Depreciation/amortization expense      265,570           51,926        317,496
       Income tax expense (benefit)           537,730         (33,724)        504,006
       Expenditures on furniture, equipment
          and computer software               508,715                         508,715
       Segment profit (loss)                2,601,835      (2,336,461)        265,371

       Assets                             $15,341,433      $11,298,860    $26,578,862
       Liabilities                         $3,046,275       $5,952,073     $8,998,348

     1996:
       Revenues from external customers     6,157,878           41,628      6,199,506
       Interest revenue                       190,671         101,768         292,439
       Depreciation/amortization expense      174,820            -            174,820
       Income tax expense (benefit)           550,277            -            550,277
       Expenditures on furniture, equipment
          and computer software               231,342            -            231,342
       Segment profit (loss)                  997,281           40,433      1,037,714

       Assets                             $10,399,864       $1,734,715    $12,134,579
       Liabilities                           $867,597          $35,765       $923,362



           FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998 AND 1997


                                        	1998                   1997           1996
                                        	---------           -------        -------
  Revenues:
   Total revenues for reportable segments
     and consolidated revenues   		$56,878,270          $26,581,122    $ 6,199,506
                                     	==========            ===========    ===========

 Profit or loss:
   Total profit or loss for
    reportable segments         		$185,293          $   265,371     $ 1,037,714
       Adjustment for minority interest in
          consolidated statements    	518,258                115,497         -
                                      	----------------      ----------    -----------
            Consolidated net income   	 $703,551            $   380,868    $ 1,037,714
                                        	==============       ==========    ===========

 Assets:
  Total assets for reportable segments    $32,897,176    	$26,578,862   	$12,134,579
  Elimination of intercompany investment  (11,457,007)   	 (7,316,056)      (1,673,585)
  Elimination of intercompany balances    (727,771)
                                          --------------  ----------------  -------------
            Consolidated total assets     $20,712,398    	$19,262,806     $10,460,994
                                     	==========         ===========    ===========

Liabilities:
Total liabilities for reportable
	segments            			$9,596,576    $ 8,998,348     $  923,362
Elimination of intercompany balances       (727,771)      (648,747)        (32,978)
                                     ------------------    -----------    ---------
   Consolidated total liabilities         $8,868,805    $ 8,349,601     $  890,384

                                     	==========     ===========    ===========

Substantially all of the revenues from external customers are derived from within the state of Washington.

Revenues from one customer of the Plan represent approximately
$19,800,000 and $9,500,000 of the Company's consolidated revenues for 1998 and 1997, respectively.

NOTE 6:FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, service fees and premiums receivable, accounts payable, notes payable, and due to provider organizations approximates fair value because of the short maturity of these instruments.

NOTE 7:RETIREMENT PLAN

The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan covering all full time employees. Under the plan, employees can defer up to 12% of eligible compensation. The Company matches 50% of the employee contribution, up to 6% of the employee's eligible salary. Employees become fully vested in employee and employer contributions when the contributions are made. The Company also has the option to make an additional profit sharing

           FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998 AND 1997



contribution to the plan. Employer contributions to the plan for the years ended December 31, 1998 and 1997, amounted to $90,768 and $60,191 respectively.

NOTE 8:ACQUISITIONS

Health First Partners and Health Washington contract: Effective July 1, 1997, the Plan acquired 100% of the stock of Health First Partners, Inc., a health care services contractor operating in the state of Washington, in which shareholders of the Network have and interest, by issuing 33,572 shares of stock. The acquisition has been accounted for as a purchase with a cost of the net assets acquired of approximately $936,000. The purchase price was allocated based on the fair value of assets and liabilities at the date of acquisition as follows: $660,740 working capital and $275,260 goodwill. The results of operations of Health First Partners, Inc. have been included in the Company's consolidated financial statements from the date of acquisition. At the same time, the Plan acquired a large contract from Health Washington, L.L.C., a limited liability company licensed under the laws of the state of Washington, in which shareholders of the Network have an interest, by issuing 34,523 shares of common stock. The primary asset acquired through this acquisition was an employer group health insurance contract and supporting health care network of providers for which fair value has been determined to be minimal, accordingly, no amounts have been attributed to this contract in the accompanying financial statements. The acquisition has been accounted for as a purchase. The results of operations attributable to the contract have been included in the Company's consolidated financial statements from the date of acquisition. As a result of the above transactions, there was a reduction in the Company's equity as the carrying value of the stock issued exceeded the fair value of the contract.

The Company retained 75.1% interest in the voting common stock of the Plan as a result of these acquisitions. In addition, the Company is required to contribute to the capital of the Plan, a percentage of the Company's administrative fee revenue for the ten years following
July 1, 1997, if any. No minimum amounts of contributions are required. Subsequent to December 31, 1997, $630,031 was contributed for common stock and additional paid-in capital on a percentage of the Company's revenues for the year ended December 31, 1997. Prior to December 31, 1998, the Company contributed $1,159,667 in accordance with the contract based on expected revenues for the period ended December 31, 1998. The investment in the Plan is eliminated in consolidation.

In 1998, three shareholders of the Plan converted a portion of their common stock to preferred stock that increased to 80% the percentage of share of the Company in the Plan.

Pro forma financial information (unaudited): The following pro forma information sets forth historical information which has been adjusted to reflect the acquisition of Health First Partners, Inc. as discussed above. The pro forma information is presented for the years ended December 31, 1997. The pro forma statement of earnings information assumes the transactions have taken place at the beginning of the period presented.

                                 1997
                                ----


      Operating revenue      $29,526,186
                             ===========
      Net loss              $  1,457,803
                             ===========
      Loss per share         $      (26)
                             ===========

           FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998 AND 1997


The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition of Health First Partners, Inc. had been in effect for the periods presented, are not intended to be a projection of future results, and do not reflect any synergies that might be achieved from combined operations.

Providence Plan Partners PPO: On December 1, 1998, the Company purchased all of the assets of Providence Plan Partners PPO Business for a minimum purchase price of $2,800,000 in the form of a note payable to be paid with interest at a rate of 6% over 18 months. The assets acquired consist of provider contracts ($1,680,000), trade name ($140,000), a noncompetition agreement ($840,000), computer equipment, and software licenses ($140,000). There is a potential contingent payment of up to $700,000 to be determined based on the revenues received by the Company from the acquired business during the 12 months after the closing date. Approximately $290,000 had been recorded as goodwill and paid as of the date this report as a result of this arrangement. This acquisition was accounted for using the purchase method. Results of operations are included in the financial statements of the Company from the effective date of the acquisition December 1, 1998. Separate financial information about the business is not available that is necessary to provide pro forma disclosures of results of operations information for 1998 and 1997 as if the business had been acquired by the company at the beginning of each year. Accordingly, pro forma information is not included in this note as is required by generally accepted accounting principles.

NOTE 9:  NOTES PAYABLE

The Company has a note payable at December 31, 1998, related to the acquisition of Providence Partners PPO business (note 8) in the amount
of $2,888,000.   The note is payable in 18 equal monthly installments
beginning in January 1999, plus interest of 6%.


NOTE 10:  CLAIM PAYMENTS

Activity in the reserve for unpaid claims and unpaid claims processing expenses is summarized as follows for the years ended December 31:

                                                 1998       1997
                                                -------    ------
          Balance, beginning of year         $1,394,107     $   18,599

          Assumed in acquisition                             1,410,245
          Incurred related to:
               Current year                   8,543,200        907,945
               Prior year                     (339,144)
                                              -----------   -----------
               Total incurred                 8,204,056      2,318,190

            Paid related to:
               Current year                   6,440,836       924,083
               Prior year                     1,054,963        18,599
                                           ------------     -----------

               Total paid                     7,495,736       942,682
   							  ------------     -----------

          Balance, end of year               $2,102,364     $1,394,107
                                              =========     =========

           FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998 AND 1997



As a result of changes in the estimates of insured events in the prior year, the provision for unpaid claims and unpaid claims processing expenses decreased because of lower than anticipated losses.

The Company renegotiated contracts with two contracted provider organizations in 1998 that impacted incurred expenses in 1997. Both renegotiated contracts related to the complete transfer on medical risk to the Company from contracts where each provider organization previously held risk. Claims paid in 1998 that related to 1997 were $905,107. Claims paid in 1998 that related to 1997 were $1,502,904.


NOTE 11:  REGULATORY MATTERS

The Company's 80% owned subsidiary, the Plan, is subject to regulation by the Office of Insurance Commissioner in the state of Washington including the requirement to follow statutory (NAIC) accounting principles, which differ from generally accepted accounting principles. As such, certain levels of capital are required. At December 31, 1998, reserves and unassigned capital, and net loss for the year reported to the NAIC was $7,121,270 and $2,651,839, respectively. The State of Washington has adopted a risk-based capital calculation for determining statutory capital requirements. This methodology becomes effective December 31, 1999. At December 31, 1998, the Company would have been in compliance with the new capital requirements.



The primary difference in reporting between the NAIC and GAAP is non-admitted assets of certain property, plant and equipment, goodwill, accounts receivables over 90 days past due and prepaid expenses. At December 31, 1998, statutory-basis shareholders' equity and net loss for the year were $7,121,270 and $(2,651,839) , respectively, for the Plan. At December 31, 1997, the same balances were $5,346,787 and $(2,336,464), respectively.

The NAIC has developed statutory accounting practices (the codification) which are expected to constitute the only source of prescribed statutory accounting practices. The NAIC has delayed the effective date for health-related organizations until January 1, 2001.

NOTE 12:  CONTINGENCY

In connection with Overlake Hospital becoming a shareholder in December 1996, the Company incurred a contractual contingent liability for exclusivity damages to another hospital shareholder of up to $600,000. The Company has determined that the amount of damages, if any, is not expected to be significant. No amount has been reflected in the consolidated financial statements as of December 31, 1998 and 1997.


ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND       FINANCIAL DISCLOSURE

          There were no disagreements with accountants on accounting
and       financial disclosure.

                                        PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a)OF THE EXCHANGE ACT.

The executive officers and directors of First Choice are as follows:



Name                       Age  Position_____________________________
Gary R. Gannaway            52   President & Chief Executive Officer
David Peel                  38   Sr. Vice President _Chief Financial Officer
Ross D. Heyl                45   Sr. Vice President & Chief Marketing Officer
Julie Keeffe                41   Sr. Vice President-Medical Mgmt & Member Services
Joe Leinonen, M.D.          54   Chief Medical Officer
Paul M. Elliott             58   Director (I)
Andrew Fallat               51   Director (III)
William F. Johnston, M.D.   53   Director (III)
Phillip J. Haas             50   Director (I)
Barbara L. Mauk             53   Director (II)
Richard A. McGee, M.D.      53   Director (II)
Richard H. Peterson         56   Director (II)
Richard E. Rust, M.D.       72   Director (II)
Robert H. Smith             54   Director (III)
Clyde D. Walker             43   Director (III)
Richard Stubbs, M.D., M.B.A.53   Director (I)
Kenneth D. Graham           52   Director (II)
James J. Finley, M.D.       59   Director (I)
John F. Koster, M.D.        49   Director (I)
R. Dean Martz, M.D.         41   Director (I)
_________________



   (I)    Term Expires in 1999
  (II)    Term Expires in 2000
 (III)    Term Expires in 2001

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

David Peel, Senior Vice President, Chief Financial Officer, and Treasurer joined First Choice Health Network in July 1996. He served as the Vice President of Product Development and Underwriting until assuming the position of Chief Financial Officer in February 1997. Mr. Peel served as Vice President and Chief Financial Officer for Premier Healthcare of Arizona from 1995 to 1996 and as Associate Director, Provider Contracting for Samaritan Health Plan in Phoenix, Arizona from 1987 to 1995.

Ross D. Heyl, Senior Vice President, Chief Marketing Officer, joined First Choice in 1985. From 1982 to 1985, Mr. Heyl was an account executive for Rollins Burdick Hunter of Washington; and from 1980 to 1982, he was employed by Penn Mutual Life Insurance Company in San Francisco and Seattle. Mr. Heyl is a licensed health insurance agent in the state of Washington.

Julie Keeffe, Senior Vice President, Medical Management and Member Services, joined First Choice in
May 1997. Julie has worked in health care since 1979. Prior to coming to First Choice Health, she provided health care management consulting services for Milliman and Robertson, Inc, where she implemented successful strategies for the medical management systems of health plans and delivery systems. Earlier, Julie was Director of Utilization and Quality Management for the Virginia Mason Health Plan for nine years. Her background includes indemnity, PPO, and HMO utilization management and analysis. Her clinical experience includes several years of inpatient, outpatient, and emergency care nursing. Julie's expertise is in designing medical management that meets the needs of the provider as well as the payer. Her areas of interest include utilization and quality management, specialty referral.

Joe Leinonen, M.D., Chief Medical Officer, joined First Choice Health in April 1998 although he was also one of the original developers of First Choice Health in 1984. He brings 18 years of managed care experience as a physician executive in a variety of positions with national, regional and local responsibilities. Dr. Leinonen was born and raised in Seattle, obtained his undergraduate degree from Stanford University and his medical degree from the University of Washington.
He received his hospital training at Virginia Mason and served on the medical staff of Northwest Hospital for 17 years of which 2 years were served as Chief of Family Practice. He has also served as General Manager and Medical Director for Equicor's operations in Washington, Executive Director and Medical Director for CIGNA's Managed Care Operations for the Northwest Region and was the First President and CEO for Health Washington.

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

William F. Johnston, M.D., was elected to serve a three year term as director at the July 1997 board meeting.
Dr. Johnston is the Medical Director of Emergency Services at Northwest Hospital. Besides the supervision of the physicians who deliver emergency medical care at the hospital, his position provides an interface between administration, nursing, the medical staff and other hospital departments to help support the smooth delivery of emergency medical services at the hospital. He serves on the Executive Committee of the hospital as Chairman of the Department of Emergency Medicine. Bill also practices as an emergency physician and helps teach Advanced Cardiac Life Support and Advanced Trauma Life Support Courses. He received his M.D., M.B.A. and M.S.E.E. (Bioengineering) degrees from the University of Washington.

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

Kenneth D. Graham has served as President and CEO at Overlake Hospital Medical Center since 1994, and has overseen significant changes in the organization. The hospital has: developed a new facilities master plan; introduced operational controls that have significantly improved hospital efficiency; established contracts with more than 25 managed care companies and implemented new programs like an adolescent psychiatric care program; a Multiple Sclerosis Center; a Level III Emergency Center and a Women's Hospital. Mr. Graham also currently serves as the voluntary Executive Director of RotaCare International; an organization dedicated to providing free clinics in association with local Rotary clubs. RotaCare serves homeless, migrant workers, new immigrants and the uninsured or underinsured. Mr. Graham is committed to community involvement in local, regional and national organizations including the Bellevue Chamber of Commerce and the Rotary Club of Bellevue. He previously served as a member or advisor of more than a dozen hospitals or health care organization boards.

James G. Finley, M.D. joined The Everett Clinic in 1973 as a gastroenterologist. A native of Tennessee, he received his BS degree from Rhodes College in Memphis, Tennessee. His medical degree was received from Vanderbilt in 1966 and internship and first year Internal Medicine residency were also completed at Vanderbilt. A second year of Internal Medicine and two years of gastroenterology fellowship were completed at the University of Washington, followed by two years in San Diego with the United States Navy Hospitals as a gastroenterologist. Dr. Finley is a Diplomate of the American Board of Internal Medicine and the American Board of Gastroenterology since 1972. In addition to his practice of Gastroenterology, he has served as Medical Director of The Everett Clinic since 1983. This position now occupies 90% of his professional time. He serves in board positions with Medical Partners Northwest and Washington Medical Group Alliance.

John Koster, M.D. joined Sisters of Providence Health System in April 1997 as vice president of Clinical and Physician Services. In May of 1998 he was promoted to senior vice president in the Office of the CEO and chief executive of the Washington region. The Sisters of Providence Health System is comprised of hospitals, long-term care facilities, physician practices, managed care plans and other health and social services in the states of Alaska, Washington, Oregon and California. Prior to joining Sisters of Providence, Dr. Koster was senior vice president of Targeted Member Services at VHA, a nationwide network of leading community-owned healthcare organizations and physicians. He focused on business development and educational needs of specific segments such as physician group practices and HMOs. He has served as an advisor to physicians and management staff in healthcare organizations in every part of the country. Dr. Koster also served as vice president of Presbyterian Healthcare Services in Albuquerque, New Mexico, an integrated health care financing and delivery system serving 14 communities in New Mexico and Colorado. Board certified in Internal medicine, Dr. Koster was in private practice with a multispecialty group of primary care physicians from 1980 until 1988. Dr. Koster graduated from New Mexico Tech with a bachelor's degree in biology. He earned his medical degree from the University of New Mexico. His postgraduate studies include Internship at Providence Hospital in Portland, Oregon and a residency in Internal medicine at the University of New Mexico Medical School.

R. Dean Martz, M.D. is a practicing neurosurgeon in Spokane since 1990. He is an active staff member of both Sacred Heart Medical and Deaconess Medical Centers in Spokane. He is a member of the American Medical Association, Congress of Neurological Surgeons, and was certified by the American Board of Neurological Surgeons in 1993. He received his medical degree from Case Western Reserve University in Cleveland, Ohio. He trained in general and neurological surgery at the University of Michigan Hospitals in Ann Arbor.

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



ITEM  11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation earned by the Company's President and Chief Executive Officer and each other executive officer who earned in excess of $100,000 in each of the last three fiscal years:


Name and Principal                  Annual   Compensation All Other
   Position              Year       Salary   Bonus        Compensation
-----------------------  ----       ------   ---------    ---------
Gary Gannaway (1)             98   $226,518  $126,000
President and CEO             97   $221,589  $126,0
                         	96   $189,653  $100,000  $75,000  (2)

Ross Heyl                	98   $95,108   $18,000
Senior Vice President,
Marketing				97   $93,467   $18,000
                         	96   $93,467   $15,400

Julie Keeffe, R.N.            98   117,500   5,300
Senior Vice President, Medical
Management & Member Services

Joe Leinonen, M.D.            98   139,500       -
Chief Medical Officer

David Peel                    98   122,497   22,900
Senior Vice President,Finance 97   121,384   22,900



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

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

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

                                Shares Owned             Percent of
   Name                       Class A   Class B        Class A  Class B
   ----                       -------   -------        -------   ------

Northwest Hospital               -      5,800             -       14.3%
1550 North 155th
Seattle, WA  98133

Providence-General               -      5,800             -       14.3%
14th and Colby
Everett, WA  98201

Good Samaritan                   -      5,800             -       14.3%
Community Healthcare
407-14th Avenue SE
Puyallup, WA  98371

Multicare Medical Center         -      5,800             -       14.3%
409 South J
Tacoma, WA  98405

Empire Health Services           -      5,800             -       14.3%
80 Fifth Avenue
Spokane, WA  99210

Swedish Medical Center           -      5,800             -       14.3%
747 Broadway
Seattle, WA  98114

Overlake Hospital Medical Center -      5,800             -       14.3%
1035 116th Avenue NE
Bellevue, WA  98004

Paul M. Elliott                  -        -               -        -

Andrew Fallat                    -        -               -        -

William F. Johnston, M.D.        1        -               *        -

Phillip J. Haas                  -        -               -        -

Barbara L. Mauk                  -        -               -        -


Richard A. McGee, M.D.           1        -               *        -


Richard H. Peterson              -        -               -        -

Richard E. Rust, M.D.            1        -               *        -

Richard Stubbs, M.D., M.B.A.     -        -               -        -

Robert H. Smith                  -        -               -        -

Clyde D. Walker                  -        -               -        -

Kenneth D. Graham                -        -               -        -

James J. Finley, M.D.            -        -               -        -

John F. Koster, M. D.            -        -               -        -

R. Dean Martz, M. D.             -        -               -        -



All directors and executive
officers as a group (3 persons)  3     40,600             *        100%



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

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                        PART  IV

Item  14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM
8-K.

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

10.7 Copy of Participation Agreement dated March 26, 1985, between Registrant and Valley Medical Center.*

10.8 Copy of Participation Agreement dated December 19, 1991, between Registrant and Public Hospital District No.2 of
       Snohomish County(Stevens Memorial Hospital) and related
	 Promissory Note in the aggregate principal amount of $ 566,000.*

10.9a Copy of Promissory Note dated June 10, 1991, in aggregate principal amount of $453,000 issued by Empire Health Services.*

10.9b Copy of Subscription Agreement dated July 25, 1991, between Registrant and Empire Health Services.*

10.9c Copy of Stock Pledge Agreement dated July 25, 1991, between Registrant and Empire Health Services.*

10.10 Copy of Settlement Agreement effective December 16, 1993, among the Attorney General of the State of Washington, the Sisters of Providence in Washington and General Hospital Medical Center .*

10.11 Copy of Employment Agreement dated September 1, 1993, as amended,between Registrant and Clayton S. Field.*

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


(b)  Reports on Form 8-K.

16   Report dated November 11, 1998.   Purchase agreement of Providence
     Plan Partner- Washington Preferred Provider Organization.

                              SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the
Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of August 1999.


          FIRST CHOICE HEALTH NETWORK, INC.


          By:   /s/DAVID PEEL
               --------------------------------------
                   DAVID PEEL
                   Chief Financial Officer


In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on August 3, 1999.

          SIGNATURE                      TITLE
          ---------                      -----


/ s / GARY R. GANNAWAY             Principal Executive Officer
----------------------------
      GARY R. GANNAWAY


/ s / DAVID PEEL                   Principal Financial Officer
----------------------------
      DAVID PEEL



/ s / WILLIAM F. JOHNSTON          Director
----------------------------
      WILLIAM F. JOHNSTON


/ s / PAUL M. ELLIOTT              Director
----------------------------
      PAUL M. ELLIOTT


/ s / ANDREW FALLAT                Director
----------------------------
      ANDREW FALLAT


/ s / RICHARD STUBBS               Director
----------------------------
      RICHARD STUBBS

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


/ s / RICHARD H. PETERSON          Director
----------------------------
      RICHARD H. PETERSON


/ s / RICHARD E. RUST, M.D.        Director
----------------------------
      RICHARD E. RUST, M.D.


/ s / ROBERT H. SMITH              Director
----------------------------
      ROBERT H. SMITH


/ s / CLYDE D. WALKER              Director
----------------------------
      CLYDE D. WALKER


/ s / KENNETH D. GRAHAM            Director
----------------------------
      KENNETH D. GRAHAM


/ s / JAMES J. FINLEY              Director
----------------------------
      JAMES J. FINLEY, M.D.


/ s / JOHN F. KOSTER               Director
----------------------------
      JOHN F. KOSTER, M.D.


/ s / R. DEAN MARTZ                Director
----------------------------
      R. DEAN MARTZ