Form 10-Q
period 1999-03-31
FIRST CHOICE HEALTH NETWORK INC
filed 1999-08-05
CIK 922622

                      SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


                                 FORM 10 - Q

  [   X   ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1999

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

                   Yes   _____           No   ___X___

The aggregate number of Registrant's shares of Class A Common Stock and Class
B Common Stock outstanding on March 31, 1999, was 615 shares and 40,600 shares, respectively.

                      FIRST CHOICE HEALTH NETWORK, INC.

                              INDEX TO FORM 10-Q
                                                    				Page
Part I         Financial Information

     Item 1    Financial Statements

               Consolidated Balance Sheets
               at March 31, 1999 and
               December 31, 1998  . . . . . . . . . .				   3

               Consolidated Statements of Operations
               for the Three Months Ended
               March 31, 1999 and 1998 . . . . . . . .			   5

               Consolidated Statements of Cash Flows
               for the Three Months Ended
               March 31, 1999 and 1998. . . . . . . . 			   6

               Notes to Consolidated
               Financial Statements . . . . . . . . . 			   8

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . . .       19



Part II        Other Information

     Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . .   21
     Item 2    Changes in Securities . . . . . . . . . . . . . . . . .    21

     Item 3    Defaults Upon Senior Securities . . . . . . . . . . . .    21

     Item 4    Submission of Matters to a
               Vote of Security Holders . . . . . . . . . . . . . . . .   21

     Item 5    Other Information . . . . . . . . . . . . . . . . . . .    21

     Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . .   21

               Signatures . . . . . . . . . . . . . . . . . . . . . . .   21

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                        MARCH 31, 1999 AND DECEMBER 31, 1998


                                                             March 31,    December 31,
ASSETS                                                         1999           1998

CURRENT ASSETS:
  Cash and cash equivalents                                 $7,020,303    $ 5,759,751
  Service fees receivable, net of allowance for doubtful
    accounts of $126,000 for 1999 and $146,000 for 1998      2,166,081      2,234,969
  Service fees and premiums
     receivable from related parties                         1,460,012      1,504,537
  Premiums receivable, net of allowance for doubtful
    accounts of $242,429 for 1999 and $215,014 for 1998      2,672,841      1,997,926
  Due from related provider organizations                      106,179      1,586,381
  Due from unrelated provider organizations                     57,108        972,785
  Prepaid expenses                                             430,963        390,748
  Deferred tax assets (Note 30)                                 70,612        152,318
  Other current assets                                         270,341         81,178
                                                           -----------    -----------
  Total current assets                                      14,254,441     14,680,593

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
  Furniture and equipment                                    2,746,188      2,601,718
  Computer software                                            309,351        306,522
                                                           -----------    -----------
                                                             3,055,539      2,908,240
  Less accumulated depreciation and amortization             1,623,281      1,488,358
                                                           -----------    -----------
     Furniture, equipment and computer software, net         1,432,259      1,419,882

OTHER ASSETS:
  Restricted indemnity cash                                  1,746,103      1,705,956
  Goodwill, net of accumulated amortization of $130,331
    and $113,616                                               234,929        307,310
  Other intangible assets, net of accumulated amortization
    of $373,156 and $91,743                                  2,539,912      2,598,657
                                                           -----------    -----------
     Total other assets                                      4,520,943      4,611,923
                                                           -----------    -----------
TOTAL                                                      $20,207,643     $20,712,398
                                                           ===========    ===========


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                        MARCH 31, 1999 AND DECEMBER 31, 1998





                                                             March 31,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                           1999           1998

CURRENT LIABILITIES:
  Accounts payable                                        $    621,842        377,850
  Accrued expenses                                           2,128,224      1,609,202
  Reserve for unpaid claims and claims
     adjustment expenses                                     1,936,220      2,102,364
  Due to related provider organizations                         50,552      1,229,331
  Due to unrelated provider organizations                      276,256        247,355
  Federal income tax payable                                   144,811         28,417
  Unearned premiums                                            260,396        137,280
  Deferred income taxes                                        116,502        136,715
  Note Payable                                               1,888,018      1,887,996
                                                           -----------     ----------
     Total current liabilities                               7,422,821      7,756,510

NOTE PAYABLE                                                   694,651        999,671

DEFERRED INCOME TAXES                                          104,680        112,624

MINORITY INTEREST                                            1,288,243      1,320,085

COMMITMENTS (Notes 4)

SHAREHOLDERS' EQUITY:

  Common Stock:
     Class A, par value $10 - Authorized, 30,000 shares;
       issued and outstanding, 615 and 619 shares                  615            619
     Class B, par value $1 - Authorized, 70,000 shares;
       issued and outstanding, 40,600 and 40,600 shares         40,600         40,600
     Additional paid-in capital                              4,385,102      4,385,102
     Shareholder receivable
     Paid-in capital from affiliates                         1,472,108      1,472,108
     Retained earnings                                       4,798,823      4,625,080
                                                           -----------   ------------
          Total shareholders' equity                        10,697,248     10,523,508
                                                           -----------   ------------
TOTAL                                                      $20,207,643    $20,712,398
                                                           ===========   ============


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                               1999           1998
OPERATING REVENUE:
  Premium revenue                                          $15,872,622    $ 9,188,304
  Premium revenue, related parties                           1,575,366      1,250,173

  Network access fees                                        1,919,995      1,346,467
  Hospital administrative fees                               1,339,760        617,513
  Other
                                                           -----------     ----------
     Total operating revenue                                20,707,743     12,402,457

OPERATING EXPENSES:
  Medical expenses                                           9,236,810      5,585,075
  Medical expenses, related parties                          6,157,874      3,723,384
  Payroll and related expenses                               2,344,449      1,544,710
  Selling, general, and administrative expenses              2,656,337      1,534,841
                                                           -----------     ----------
     Total operating expenses                               20,395,469     12,388,010
                                                           -----------     ----------
     Operating income                                          312,274         14,447

OTHER INCOME (EXPENSE):
  Interest and dividends                                       102,331        140,880
  Other                                                       (52,760)
                                                            ----------     ----------
                                                                49,571        140,880
                                                            ----------     ----------
     Income before federal income taxes
       and minority interest                                   361,845        155,327

FEDERAL INCOME TAXES                                           219,943        140,327
                                                            ----------     ----------
                                                               141,902         15,000
MINORITY INTEREST                                               31,842          89,970
                                                            ----------     ----------
NET INCOME                                                  $  173,744     $  104,970
                                                            ==========     ==========

NET INCOME PER COMMON SHARE                                 $     2.96     $     1.79
                                                            ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                             58,615         58,650
                                                            ==========     ==========


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                               1999           1998
OPERATING ACTIVITIES:
  Net income                                                $  173,744      $ 104,969
  Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
     Depreciation                                              134,923         85,251
     Amortization                                              298,128         15,261
     Deferred income taxes, net                               (42,543)       (35,496)
     Provision for doubtful accounts                            57,415         26,068
     Minority interest                                        (31,842)       (89,580)

     Cash provided (used) by changes in operating
          assets and liabilities:
       Service fees receivable                                 113,413        388,168
       Premiums receivable                                   (674,915)      (189,750)
       Federal income tax receivable                           116,394        177,721
       Prepaid expenses                                       (40,215)      (149,044)
       Other current assets                                  (189,163)          (982)
       Accounts payable                                        243,991       (37,815)
       Accrued expenses                                        519,022      (836,939)
       Reserve for unpaid claims and claims
          adjustment expenses                                (166,144)        443,124
          Due to (from) related provider organizations         669,803      (365,404)
          Due to (from) unrelated provider organizations       489,800      (243,603)
          Unearned premiums                                    123,116      (133,979)
                                                            ----------     ----------
     Net cash provided by operating activities               1,794,927      (842,030)

INVESTING ACTIVITIES:
     Purchase of investment securities available for sale
     Sales and maturities of investment securities
       available for sale
     Purchase of furniture, equipment, and
       computer software                                     (147,299)      (107,313)
     Increase in restricted indemnity cash                    (40,147)    (1,403,371)
     Interest payment on note payable                         (37,760)
                                                            ----------    -----------
     Net cash provided (used) by investing activities        (225,206)    (1,510,684)
                                                             ---------    -----------
BALANCE, carried forward                                     1,569,721    (2,352,714)


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  CONSOLDIATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                               1999           1998

BALANCE, brought forward                                   $ 1,569,721  $ (2,352,714)

FINANCING ACTIVITIES:
     Repurchase of Class A common stock and membership
       rights from physicians                                  (4149)
     Payment on note payable                                (305,020)
                                                           ------------ ------------
     Net cash provided by financing activities              (309,169)
                                                           ------------ --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    1,260,552    (2,352,714)

CASH AND CASH EQUIVALENTS:
     Beginning of year                                       5,759,751     11,356,346
                                                           -----------     ----------
     End of year                                            $7,020,303     $9,003,632
                                                           ===========     ==========







See accompanying notes to consolidated financial statements.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
NOTE 1:DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Presentation of interim information: The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of First Choice Health Network, Inc. and Subsidiary, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1999, and the results of operations for the three months ended March 31, 1999 and 1998, and cash flows for three months ended March 31, 1999 and 1998. The consolidated results of operations presented are not necessarily indicative of the consolidated results for a full year. Description of business: First Choice Health Network, Inc. (the Company) was incorporated under the laws of the state of Washington on September 28, 1984. The Company was formed to organize a network of independent participating physicians and hospitals to provide a comprehensive, managed health care delivery system for group plans established by employers and benefit groups. The Company's business is conducted primarily in Washington, Oregon, and Alaska.

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

  New accounting pronouncements: On June 16, 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement, certain derivatives are recognized at fair value and changes in fair market value are recognized as gains or losses. Management is currently studying this pronouncement to determine its effect, if any, on the Company's financial statements.

      	9               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
  Cash equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 1999 and December 31, 1998, cash equivalents consist of cash management funds of $7,020,303 and $5,759,751, respectively.
  Service fees receivable: Service fees receivable consist primarily of estimates for hospital administrative fees receivable related to claims incurred on or before the balance sheet date but not reported. The Company evaluates the reasonableness of hospital administrative fees receivable based on claims reported in subsequent periods. These estimates are subject to the effects of trends in claims. Although considerable variability is inherent in such estimates, management believes that the hospital administrative fees receivable are reasonable. The estimates are continually reviewed and adjusted as necessary in the period new information becomes known.
  Allowance for doubtful accounts: The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses related to service fees receivable.
  Premiums receivable: Premiums receivable represents monthly group health insurance premiums billed and outstanding.
  Furniture, equipment, and computer software: Furniture, equipment, and computer software are recorded at cost. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets or lease term ranging from three to five years.

  Restricted indemnity cash: Restricted indemnity cash consists of amounts required to be restricted for potential claims from enrollees as required by the Office of Insurance Commissioner.

  Other intangible assets: Intangible assets assumed in the Sound Health PPO network acquisition were trademarks, contracts, and a noncompetition agreement. Intangible assets are amortized using the straight-line method over three years.

      	10             FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

  Goodwill: Goodwill is determined as the difference between the purchase price and fair value of identifiable net assets purchased. Goodwill is amortized using the straight-line method over three to five years. Events or changes in circumstances have not occurred that indicate the value of goodwill has been impaired as of March 31, 1999 and December 31, 1998.

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

  One subscriber group provided 37.47% of the premium revenue for the three months ended March 31, 1999.

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

      	11    FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)
  income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not that deferred tax assets will not be realized.

  Valuation of long-lived assets: Using its best estimates, based on reasonable and supportable assumptions and projections, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances have indicated that the carrying amounts of its assets might not be recoverable. At March 31, 1999 and 1998, no write downs were required.

  Earnings per share: Net income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 41,215 and 41,248 common shares and 17,400 and 17,400 shares applicable to affiliate common share equivalents for periods ended March 31, 1999 and 1998, respectively. Shares issued during the period and shares reacquired during the period were weighted for the portion of the period that they were outstanding. There are no dilutive securities.

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

  Transfer of stock: Shareholders may only transfer their stock in the Company to the Company for repurchase. The repurchase price is established by the Board of Directors each fiscal year as set forth in the bylaws. Class A shares were repurchased at $1,031.95 and $1,108.15 per share for periods ended March 31, 1999 and 1998, respectively.

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

  Liquidation rights: Upon liquidation or dissolution, the Board of Directors, at its discretion, will allocate the value of assets among the classes of its outstanding stock in proportion to the capital contributions of shareholders of each class.  For these purposes, the contributions by the nonshareholder district hospitals that have rights equivalent to that of the Class B shareholders and the membership fees paid by Class A shareholders are considered
						11

      	12              FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
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

NOTE 3:   FEDERAL INCOME TAXES
Federal income taxes consist of the following components:

                           Three months ended
                         March 31,     March 31,
                            1999         1998
                           ----          ----
  Current                $262,486      $ 171,715
  Deferred               (42,543)       (31,388)
                         --------       --------
                         $219,943       $140,327
                         ========       ========

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

Federal income taxes differ from the amount computed by applying the expected U.S. corporate income tax rate to income before federal income taxes for the three months ended March 31 as follows:

                                                     1999            		1998
                                           ---------------------     ---------------------
                                            Amount       Percent      Amount      Percent
  Computed expected rate                   $133,854       34.0%      $ 83,400      34.0%
  Tax effect of permanent differences:
     Other                                   86,089       21.9          56,927     23.2%
                                           ----------    ------ 	------   --------
                                          $219,943       55.9%        $ 140,327   57.2%
                                           ========       ======        ======== ========


The deferred tax assets and liabilities resulting from the tax effects of temporary differences at March 31, 1999 and December 31, 1998 are presented below:
                                                March 31,   December 31,
                                                   1999         1998
                                              ------------  ------------
     Deferred tax assets:
     Net operating losses                      $1,598,029   $1,598,029
     Reduction of shareholders' equity            213,724      213,724
     Allowance for doubtful accounts              122,745
     122,745
     Other                                         53,664       53,664
                                                ----------  -----------
     Gross deferred tax assets                  1,988,162    1,988,162
     Valuation allowance                        1,835,844    1,835,844
                                               ----------- -----------
       Net deferred tax assets                    152,318      152,318
  Deferred tax liabilities:
     Cash to accrual adjustment                   197,093      225,248
     Furniture, equipment and computer software    34,597       24,091
                                               ----------     --------
       Total deferred tax liabilities             231,690      249,339
                                               ----------     --------
       Deferred income tax liability, net      $   79,372     $ 97,021
                                                ==========    =========
  Current portion of  deferred tax assets      $  152,318     $ 152,318
                                                 =========  ===========
  Current portion of cash to accrual adjustment   119,066      136,715
  Long-term portion of deferred tax liabilities   112,624      112,624
                                                ---------    ---------
  Deferred income tax liability              $    231,690   $  249,339
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

  Rental expense charged to operations under the operating leases for the three months March 31, 1999 and 1998, was $176,127 and $82,271, respectively.

  Future minimum lease payments under the operating leases for the years ended December 31 are as follows:

            1999            563,395
            2000            817,500
            2001            815,204
            2002            830,026
            2003            431,540
                         -----------
                         $3,457,665
                         ===========

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

  Information about profit or loss and assets of reportable segments as of March 31, 1999 and 1998 are as follows:


                                          First Choice    First Choice
                                         Health Network    Health Plan        Total
                                         --------------    -----------        -----
     1999:
       Revenues from external customers   $ 2,870,336      $17,837,407    $20,707,743
       Interest Revenue                        21,300           81,031        102,331
       Interest Expense                      (37,760)         (15,000)       (52,760)
       Depreciation/amortization expense    (194,615)           31,410      (163,205)
       Income tax expense (benefit)           291,824            (71,881)     219,943
       Expenditures on furniture, equipment
          and computer software                  -
       Segment profit (loss)                  313,656        (171,754)        141,902

       Assets                              20,966,886       10,581,370     31,548,256
       Liabilities                          5,229,937        2,875,821      8,105,758

     1998:
       Revenues from external customers     1,710,695       10,691,762     12,402,457
       Interest revenue                        25,087          145,792        170,879
       Interest expense                                         30,000         30,000
       Depreciation/amortization expense       72,545             27,967      100,512
       Income tax expense (benefit)           140,327                         140,327
       Expenditures on furniture, equipment
          and computer software                                   107,313     107,313
       Segment profit (loss)                  657,802        (732,384)       (74,582)

       Assets                              13,948,041       11,918,331     25,866,372
       Liabilities                            985,259        6,673,897      7,659,156



               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

                                                               1999           1998
                                                               ----           ----
     Revenues:
       Total revenues for reportable segments
          and consolidated revenues                        $20,707,743   $ 12,402,457
                                                           ===========    ===========


     Profit or loss:
       Total profit or loss for reportable segments          $ 141,902     $ (74,582)
       Adjustment for minority interest in
          consolidated statements                               31,842        89,970
                                                            ----------    -----------
            Consolidated net income                        $   173,744       $ 15,388
                                                            ==========    ===========

     Assets:
       Total assets for reportable segments                $31,548,256    $25,866,372
       Elimination of intercompany investment             (11,457,007)    (7,316,056)
                                                           -----------    -----------
            Consolidated total assets                      $20,091,249    $18,550,316
                                                           ===========    ===========

     Liabilities:
       Total liabilities for reportable segments           $ 8,105,758    $ 7,659,156
       Elimination of intercompany balances                -----------    -----------
            Consolidated total liabilities                 $ 8,105,758   $  7,659,159
                                                           ===========    ===========


Substantially all of the revenues from external customers are derived from within the state of Washington.
Revenues from one customer of the Plan for the three months ended March 31, 1999 and 1998 represent approximately $6,243,000 and $5,061,000 respectively, of the Company's consolidated revenues.

NOTE 6:FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of cash and cash equivalents, service fees and premiums receivable, accounts payable and due to provider organizations approximates fair value because of the short maturity of these instruments.

NOTE 7:RETIREMENT PLAN
The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan covering all full time employees. Under the plan, employees can defer up to 12% of eligible compensation. The Company matches 50% of the employee contribution, up to 6% of the employee's eligible salary. Employees become fully vested in employee and employer contributions when the contributions are made. The Company also has the option to make an additional profit sharing contribution to the plan. Employer contributions to the plan for the three months ended March 31, 1999 and 1998, amounted to $20,084 and $28,996, respectively.
						16

      	17               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)
NOTE 8:   ACQUISITIONS
The Company retained 75.1% interest in the voting common stock of the Plan as a result of Health First Partners, Inc. acquisitions. In addition, the Company is required to contribute to the capital of the Plan, a percentage of the Company's administrative fee revenue for the ten years following July 1, 1997, if any. No minimum amounts of contributions are required. Subsequent to December 31, 1997, $630,031 was contributed for common stock and additional paid-in capital on a percentage of the Company's revenues for the year ended December 31, 1997. Prior to December 31, 1998, the Company contributed $1,159,667 in accordance with the contract based on expected revenues for the period ended December 31, 1998. The investment in the Plan is eliminated in consolidation.
In 1998, three shareholders of the Plan converted a portion of their common stock to preferred stock that increased to 80% the percentage of share of the Company in the Plan.
On December 1, 1998, the Company purchased all of the assets of Providence Plan Partners PPO Business for a minimum purchase price of $2,800,000 in the form of a note payable to be paid with interest at a rate of 6% over 18 months. The assets acquired consist of provider contracts ($1,680,000), trade name ($140,000), a noncompetition agreement ($840,000), computer equipment, and software licenses ($140,000). There is a potential contingent payment of up to $700,000 to be determined based on the revenues received by the Company from the acquired business during the 12 months after the closing date. Approximately $290,000 had been recorded as goodwill and paid as of the date this report as a result of this arrangement. This acquisition was accounted for using the purchase method. Results of operations are included in the financial statements of the Company from the effective date of the acquisition December 1, 1998. Separate financial information about the business is not available that is necessary to provide pro forma disclosures of results of operations information for 1998 and 1997 as if the business had been acquired by the company at the beginning of each year. Accordingly, pro forma information is not included in this note as is required by generally accepted accounting principles.

NOTE 9:  NOTES PAYABLE
The Company has a note payable at March 31, 1999 and December 31, 1998, related to the acquisition of Providence Partners PPO business (note 8) in the
amount of$1,888,018 and  $2,888,000, respectively.   The note is payable in 18
equal monthly installments beginning in January 1999, plus interest of 6%.
						17

      	18              FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)
NOTE 10:  REGULATORY MATTERS
The Company's 80%-owned subsidiary, the Plan, is subject to regulation by the Office of Insurance Commissioner in the state of Washington including the requirement to follow statutory (NAIC) accounting principles, which differ from generally accepted accounting principles. As such, certain levels of capital are required. At December 31, 1998, reserves and unassigned capital, and net loss for the year reported to the NAIC was $7,121,270 and $2,651,839, respectively. The State of Washington has adopted a risk-based capital calculation for determining statutory capital requirements that is effective beginning January 1, 1999. At March 31, 1999, the Company would have been in compliance with the new capital requirements.

The primary difference in reporting between the NAIC and GAAP is nonadmitted assets of certain property, plant and equipment, goodwill, accounts receivables over 90 days past due and prepaid expenses. At March 31, 1999, the shareholders' equity and net loss for the year were $7,312,891 and $(243,635) for the Plan, respectively.

The NAIC has developed statutory accounting practices (the codification) which are expected to constitute the only source of prescribed statutory accounting practices. The NAIC has delayed the effective date for health-related organizations until January 1, 2001.
						18

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in this quarterly report and with the Company's 1998 Annual Statement on Form 10-K.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998
Operating revenue increased 67.0% to approximately $20.7 million in the first quarter of 1999, from approximately $12.4 million during the same period of 1998. The majority of the increase was due to the increase in Plan health insurance membership resulting from increased growth in 1998 as well as the merger with Health First Partners and Health Washington in the middle of 1997. The increase was also a result of growth in the Company's rental of the PPO network as well as the purchase of the Sound Health network and related membership in December 1998.

Total operating expenses increased 64.6% to approximately $20.4 million in the first quarter of 1999, from approximately $12.4 million in the same quarter of 1998. Medical expenses drove the majority of the increase as the result of the increase in Plan health insurance membership. Also as the result of increased marketing expenditures related to the new health insurance products as well as the premium and business taxes associated with The Plan's business. The Company increased the number of employees as a result of the increased Plan membership and also absorbed 25 employees from the acquisition of the Sound Health network.

Federal income taxes increased 56.7% to $219,943 from $140,327 was the result of the increase in income before federal taxes.

Liquidity and Capital Resources

At March 31, 1999, the Company had cash, cash equivalents and investment securities at fair market value of approximately $7.0 million compared to approximately $5.8 million at March 31, 1998.
In January 1998, the owners of the Plan signed an agreement which gave the Company an 80% ownership in the common stock of the Plan. The purpose of the increase in common stock ownership was to allow for the consolidation of tax returns between the Company and the Plan. This transaction by Health Washington exchanging 8,613 shares of common stock for the same number of preferred shares. Two other owners made a similar exchange of 4,187 shares each. In order to facilitate this transaction, the Plan amended their Articles of Incorporation to authorize 100,000 shares of preferred stock. This stock has a par value of $29.10 and is nonvoting and noncumulative, but has a dividend preference a dividend rate of 8.75% of the par value per share.

Effective February 1, 1998, the Network and Plan entered into a tax sharing agreement which provides for the sharing of Federal income tax liabilities in the filing of consolidated tax returns.

In July 1998, the Plan amended the Articles of Incorporation to increase the authorization of preferred shares to one million (1,000,000). The Network then increased its investment in the Plan by purchasing three million (3,000,000) dollars in the Plan's preferred stock.

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

The Company has assessed its computer systems and facilities regarding the Year 2000 problem. The Year 2000 problem is defined as storing the year astwo digits rather than storing the year with four digits to include the century. Date sensitive calculations or reports may treat the year 00 as 1900 rather than 2000 resulting in erroneous results or calculations. The Company is working on the Year 2000 problem to ensure that all computer systems are Year 2000 compliant. The Company is currently 90% complete on its Year 2000 plan. The time frame to finish the Year 2000 plan is by the 3rd quarter of 1999. The Company has contracted with an outside consulting team to verify
the company's Year 2000 compliance.   Although The Company believes it will
meet these time frames for Year 2000 compliance, there can be no assurance that the company's operations will not be disrupted or put at risk to some degree.

The Company has been and continues to communicate with key vendors, service providers, and customers to determine the extent to which the Company is vulnerable to those their parties' failure to resolve their own Year 2000 issues.The Company is in the process of testing its computer systems for Year 2000 compliance. Custom applications have been designed with the Year 2000 in mind and therefore are already in compliance. Other systems that The Company has purchased were initially designed to be Year 2000 compliant. The Company expects to incur expenses related to the testing and verification of the computer systems in the amount of approximately $150,000. As of March 31,1999, the company has incurred approximately $80,000 in costs associated with Year 2000 compliance.

Potential business risks of the Year 2000 problem include the inability to enroll and bill groups and members, processing and paying claims and other core processes. However, based on the testing of the core business systems, it does not appear that the Company will have difficulties in meeting core
responsibilities internally.   In addition, the Company relies on other
companies for receiving payments and other information required to operate effectively and therefore cannot reasonably estimate the impact of Year 2000 if key third parties are unsuccessful in completing their Year 2000 efforts.

The Company is in the process of developing a detailed contingency plan in order to meet the needs of the various clients which include members, physicians and provider organizations if Year 2000 issues cause disruption. The development of the contingency plan includes evaluating various potential eventualities, identifying key processes and developing alternative temporary procedures.

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

Date:     August 4, 1999





                 By:


                        / s /David Peel
                 David Peel
                 Vice President of Finance
                 (Principal Financial and Accounting Officer and Duly Authorized Officer)