Form 10-Q
period 1999-06-30
FIRST CHOICE HEALTH NETWORK INC
filed 1999-08-13
CIK 922622

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10 - Q

  [   X   ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1999

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

                   Yes   __X___           No   ______

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on June 30, 1999, was 607 shares and 40,600 shares, respectively.

                      FIRST CHOICE HEALTH NETWORK, INC.
                              INDEX TO FORM 10-Q
                                                    					Page
Part I         Financial Information

     Item 1    Financial Statements

               Consolidated Balance Sheets
               at June 30, 1999 and
               December 31, 1998  . . . . . . . . . . . . . . . . . . .		3

               Consolidated Statements of Operations
               for the Six Months Ended
               June 30, 1999 and 1998 . . . . . . . . . . . . . . . .		5

               Consolidated Statements of Cash Flows
               for the Six Months Ended
               June 30, 1999 and December 31, 1998. . . . . . . . . . . . . . 6

               Notes to Consolidated
               Financial Statements . . . . . . . . . . . . . . . . . .       7

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . . .          16



Part II        Other Information

     Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . .      18

     Item 2    Changes in Securities . . . . . . . . . . . . . . . . .       18

     Item 3    Defaults Upon Senior Securities . . . . . . . . . . . .       18

     Item 4    Submission of Matters to a
               Vote of Security Holders . . . . . . . . . . . . . . . .      18

     Item 5    Other Information . . . . . . . . . . . . . . . . . . .       19

     Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . .      20

               Signatures . . . . . . . . . . . . . . . . . . . . . . .      20

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)
                      June 30, 1999 and December 31, 1998

                                                             June 30,    December 31,
Assets                                                         1999           1998
                                                           (Unaudited)
Current Assets:
  Cash and cash equivalents                               $  7,300,137   $  5,759,751
  Service fees receivable, net of allowance
     for doubtful accounts of $156,000 as of June 30, 1999   2,720,200      2,234,969
     and $146,000 as of December 31, 1998
  Service fees and premiums receivable from related parties  1,316,477      1,504,537
  Premiums receivable, net of allowance for doubtful accounts
     $297,749 for June 30, 1999 and for $215,014 for
      December 31, 1998                                      2,391,903      1,997,926
  Due from unrelated provider organizations                     56,542      1,586,381
  Due from related provider organizations                       12,702        972,785
  Prepaid expenses                                             296,407        390,748
  Deferred tax assets (Note 3)                                  70,612        152,318
  Other current assets                                          99,291         81,178
                                                           -----------    -----------
  Total current assets                                      14,264,272     14,680,593


Furniture, Equipment, and Computer software:
  Furniture and equipment                                    2,881,194      2,601,718
  Computer equipment/software                                  453,958        306,522
                                                         -------------  -------------
                                                             3,335,152      2,908,240
  Less accumulated depreciation and amortization             1,748,731      1,488,358
                                                         ------------- --------------
  Furniture, equipment, and computer software, net           1,586,421      1,419,882

Other Assets:
  Restricted indemnity cash                                  1,747,626        1,705,956
  Goodwill, net of accumulated amortization of
     $157,592 and $113,616                                     216,668        307,310
  Other intangible assets, net of accumulated
     amortization of $653,023 and $91,743                    2,427,046      2,598,657
                                                          ------------   ------------
     Total other assets                                      4,391,340      4,611,923
                                                          ------------- -------------
Total assets                                               $20,242,033    $20,712,398
                                                            ==========    ===========


See accompanying notes to consolidated financial statements (unaudited).

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)
                      June 30, 1999 and December 31, 1998

                                                              June 30,     December 31,
Liabilities and Shareholders' Equity                            1999           1998
                                                            (Unaudited)
Current Liabilities:
  Accounts payable                                          $  401,041     $  377,850
  Accrued expenses                                           1,372,863      1,609,202
  Reserve for unpaid claims and claims adjustment expenses   2,870,034      2,102,364
  Due to unrelated provider organizations                      179,822      1,229,331
  Due to related provider organizations                         34,038        247,355
  Federal income tax payable                                   121,428         28,417
  Unearned premiums                                            518,684        137,280
  Deferred income taxes                                        116,502        136,715
  Current portion of note payable                            1,888,040      1,887,996
                                                           -----------     ----------
  Total current liabilities                                  7,502,453      7,756,510

  Note payable (Note 9)                                        389,631        999,671

  Deferred income taxes (Note 3)                                76,525        112,624

  Minority interest                                          1,264,202      1,320,085

  Commitments (Note 4)

Shareholders' Equity:
  Class A, par value $1-Authorized, 30,000 shares;
    issued and outstanding, 607 and 619 shares                     607            619
  Class B, par value $1-Authorized, 70,000 shares;
    issued and outstanding, 40,600 and 40,600 shares            40,600         40,600
  Additional Paid-in Capital                                 4,372,715      4,385,102
  Paid-in capital from affiliates                            1,472,108      1,472,108
  Retained Earnings                                          5,123,192      4,625,080
                                                          ------------    -----------
  Total shareholders' equity                                11,009,222     10,523,508
                                                       --------------------------------
  Total liabilities and shareholders' equity               $20,242,033    $20,712,398
                                                            ==========     ==========


See accompanying notes to consolidated financial statements (unaudited).

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)
                             June 30, 1999 and 1998

                                                        Three Months Ended                       Six Months Ended
                                                             June 30,                                June 30,
                                                     1999                1998                1999                1998


Operating Revenue:
  Premium revenue                               $ 15,399,785          $10,119,631        $30,482,734          $19,307,935
  Premium revenue, related parties                 1,562,665           1,186,196           3,138,031           2,436,369

  Medicare revenue                                 1,286,121                               2,075,794
  Network access fee                               2,063,693           1,255,516           3,983,688           2,601,983
  Hospital administrative fees                     1,021,173             538,027           1,994,933             870,908
  Hospital administrative fees, related party        381,000             440,204             747,000             724,835
                                                 ------------         ----------        ------------         -----------

  Total Operating Revenue                         21,714,437          13,539,573          42,422,180          25,942,030
                                                --------------     -------------      --------------       -------------

Operating Expenses:
  Medical expenses                                 9,717,891           6,198,074          18,954,701          11,783,149
  Medical expenses, related parties                6,478,594           4,132,049          12,636,468           7,855,433
  Payroll and related                              2,450,204           1,597,035           4,794,652           3,141,745
  Selling, general and
     administrative costs                          2,626,971           1,786,121           5,283,308           3,320,962
                                                ------------          ----------         -----------          ------------

  Total Operating Expenses                        21,273,660          13,713,279          41,669,129          26,101,289
                                              --------------       -------------       -------------        ------------
  Operating income                                   440,777           (173,706)             753,051           (159,259)

Other Income (Expense):
  Interest and dividends                               5,254             116,682             107,585             257,562
  Other                                               52,760             (46,892)                               (62,134)
                                                ------------          ----------         -----------           ----------

  Total Other Income                                  58,014              69,790             107,585             195,428
                                                -------------         ----------         -----------          ------------

     Income before taxes federal taxes
         and minority interest                       498,791           (103,917)             860,635              36,168

Federal income taxes                                 198,462                 121             418,405             140,448
                                                ------------          ----------         -----------          ----------
                                                     300,329           (104,038)             442,230           (104,280)
Minority interest                                     24,041             151,806              55,883             257,018
                                               -------------        ------------        ------------          ----------
Net Income                                          $324,370             $47,768            $498,113            $152,738
                                                  ==========         ===========          ==========           =========
Net Income per common share                          $  5.53             $  0.81            $   8.50              $ 2.60
                                                ============          ==========         ===========          ==========
Weighted average shares outstanding                   58,608             58,646               58,612              58,647
                                                  ============        ===========         ===========         ===========


See accompanying notes to consolidated financial statements (unaudited).

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                      June 30, 1999 and December 31, 1998

                                                                            1999                1998
Operating Activities:
  Net income                                                             498,113             152,738
  Adjustments to reconcile net income to net cash
   cash provided (used) by operating activities:
   Depreciation                                                          260,373             175,698
   Amortization                                                          596,256              30,522

   Deferred Income Taxes, net                                             25,394            (63,838)
   Provision for bad debts                                               142,736              59,395
   Realized (gains) losses on sale of securities                                                 390
   Minority interest                                                    (55,883)           (194,494)
   Cash provided (used) by changed in operating assets and liabilities:
      Service fees receivable                                          (295,392)             505,497
     Premium receivable                                                (393,977)           (394,306)
     Federal income tax receivable                                                           206,183
     Prepaid expenses                                                   (94,341)           (261,229)
     Other current assests                                              (18,113)           (316,438)
     Accounts payable                                                     23,191            (37,327)
     Accrued expenses                                                  (248,726)           (618,607)
     Reserve for unpaid claims and claims adjustment expense             767,670           (160,417)
     Due to related provider organizations                               536,872           (982,714)
     Due to unrelated provider organizations                             746,766           (655,142)
     Federal income tax payable                                           93,011
     Unearned premiums                                                   381,404           (167,085)
                                                                      ------------        ----------

  Net cash provided (used) by operating activities                     2,965,354         (2,721,174)


Investing Activities:
  Purchase of furniture, equipment, and computer software              (426,912)           (270,061)
  Increase in restricted indemnity cash                                 (41,671)         (1,404,569)
                                                                    ------------        ------------

    Net cash provided (used) by investing activities                   (468,583)         (1,674,630)

Financing Activities:
  Payment on note payable                                              (943,998)
  Repurchase of Class A common stock and membership rights
        from physicians                                                 (12,387)             (7,664)
                                                                    ------------        ------------
   Net cash provided (used) by financing activities                    (956,385)             (7,664)
                                                                    ------------        ------------
Net increase (decrease) in cash and cash equivalents                   1,540,386         (4,403,468)

Cash and cash equivalents at beginning of period                       5,759,751          11,356,346
                                                                 ---------------    ----------------
Cash and cash equivalents at end of period                            $7,300,137          $6,952,878
                                                                    ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for federal income taxes                  $270,000            $250,000



See accompanying notes to consolidated financial statements (unaudited).

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1:DESCRIPTION OF BUSINESS AND SUMMARY
       OF SIGNIFICANT ACCOUNTING POLICIES

  Presentation of interim information: The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of First Choice Health Network, Inc. and Subsidiary, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1999, and the results of operations for the three months and six months ended June 30, 1999 and 1998, and cash flows for six months ended June 30, 1999 and 1998. The consolidated results of operations presented are not necessarily indicative of the consolidated results for a full year.


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

  Cash equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 1999 and December 31, 1998, cash equivalents consist of cash management funds of $7,300,137 and $5,759,751, respectively.

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

  Goodwill: Goodwill is determined as the difference between the purchase price and fair value of identifiable net assets purchased. Goodwill is amortized using the straight-line method over three to five years. Events or changes in circumstances have not occurred that indicate the value of goodwill has been impaired as of June 30, 1999 and 1998.

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

  One subscriber group provided 36.78% of the premium revenue for the six months ended June 30, 1999.

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

  Valuation of long-lived assets: Using its best estimates, based on reasonable and supportable assumptions and projections, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances have indicated that the carrying amounts of its assets might not be recoverable. At June 30, 1999 and 1998, no write downs were required.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


  Earnings per share: Net income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 41,207 and 41,241 common shares and 17,400 and 17,400 shares applicable to affiliate common share equivalents for period ended June 30, 1999 and 1998, respectively. Shares issued during the period and shares reacquired during the period were weighted for the portion of the period that they were outstanding. There are no dilutive securities.

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

 Transfer of stock: Shareholders may only transfer their stock in the Company to the Company for repurchase. The repurchase price is established by the Board of Directors each fiscal year as set forth in the bylaws. Class A shares were repurchased at $1,031.95 and $1,108.15 per share for period ended June 30, 1999 and 1998, respectively.

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

  Liquidation rights: Upon liquidation or dissolution, the Board of Directors, at its discretion, will allocate the value of assets among the classes of its outstanding stock in proportion to the capital contributions of shareholders of each class. For these purposes, the contributions by the nonshareholder district hospitals that have rights equivalent to that of the Class B shareholders and the membership fees paid by Class A shareholders are considered contributions. The allocation to Class A shareholders will be shared among all Class A shareholders in accordance with the number of shares outstanding to each Class A shareholder. The allocation of the Class B shareholders must be shared with the nonshareholder hospitals that have rights equivalent to that Class B shareholders.

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

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


  Common stock: In January 1998, the owners of the Plan entered into an agreement which increased the Company's ownership in the common stock of the Plan from 75.1% to 80%. The purpose of the increase in common stock ownership was to allow for the consolidation of tax returns between the Company and the Plan. This transaction included exchanging of the Plan's common stock held by the minority owners for the same number of preferred shares. This preferred stock is nonvoting and noncumulative and has a dividend rate of 10.0%.


NOTE 3:   FEDERAL INCOME TAXES
Federal income taxes consist of the following components:

                            Six months ended
                          June 30,      June 30,
                             1999          1998
                          --------      --------
  Current                $546,632      $ 218,620
  Deferred              (128,227)       (78,172)
                         --------       --------
                         $418,405       $140,448
                         ========       ========

Federal income taxes differ from the amount computed by applying the expected U.S. corporate income tax rate to income before federal income taxes for the three months ended March 31 as follows:

                                                     1999                     1998
                                           ---------------------     --------------------
                                            Amount       Percent      Amount      Percent
  Computed expected rate                   $311,616       34.0%      $ 12,297      34.0%
  Tax effect of permanent differences:
     Valuation on Plan NOL's                                            89,938    248.6%
     Cash to accrual                        165,624       18.1          56,312    155.7%
     Other                                 (58,835)      (6.4)          18,099   (50.0)%
                                           ---------      ------       --------    --------
                                           $418,405       45.7%        $140,448   388.3%
                                           ========       ======       ========    ========


The deferred tax assets and liabilities resulting from the tax effects of temporary differences at June 30, 1999 and December 31, 1998 are presented below:

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)
                                                 June 30,   December 31,
                                                   1999         1998
                                             ------------   ------------
  Deferred tax assets:
     Net operating losses                      $1,598,029   $1,598,029
     Reduction of shareholders' equity            213,724      213,724
     Allowance for doubtful accounts              122,745      122,745
     Other                                         53,664       53,664
                                               ----------    ---------

     Gross deferred tax assets                  1,988,162    1,988,162
     Valuation allowance                        1,835,844    1,835,844
                                               ----------    ---------

       Net deferred tax assets                    152,318      152,318

  Deferred tax liabilities:
     Cash to accrual adjustment                   168,936      225,248
     Furniture, equipment and computer software    34,599       24,091
                                               ----------     --------
       Total deferred tax liabilities             203,535      249,339
                                               ----------     --------
       Deferred income tax liability, net      $   51,217     $ 97,021
                                                ==========    =========

  Current portion of  deferred tax assets    $     152,318   $ 152,318
                                                 =========  ===========

  Current portion of cash to accrual adjustment    90,911      136,715
  Long-term portion of deferred tax liabilities   112,624      112,624
                                                ---------    ---------
  Deferred income tax liability              $    203,535   $  249,339
                                                =========    =========

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

               2003      $  138,000
               2007         328,438
               2008          53,781
               2009          20,754
               2010       1,584,667
               2011       1,850,561
               2012         527,885
               2013         196,000
                         ----------
                         $4,700,086
                         ==========
                                        11

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)(UNAUDITED)

NOTE 4:COMMITMENTS

  Leases: The Company leases its office facilities and some office equipment under operating leases expiring through 2003. The leases provide for monthly minimum rent payments, and some include renewal options for an additional five years.

  Rental expense charged to operations under the operating leases for the six months June 30, 1999 and 1998, was $354,969 and $168,083, respectively.

  Future minimum lease payments under the operating leases for the years ended December 31 are as follows:


            1999           $360,438
            2000            817,500
            2001            815,204
            2002            830,026
            2003            431,540
                         ------------
                         $3,254,708
                         ============

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

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

  Information about profit or loss and assets of reportable segments as of June 30, 1999 and 1998 are as follows:


                                          First Choice    First Choice
                                         Health Network    Health Plan        Total
                                         --------------    -----------        -----
     1999:
       Revenues from external customers   $ 5,868,393      $36,553,788    $42,422,180
       Interest Revenue                      (30,612)          138,197        107,585
       Interest Expense                        37,760           15,000         52,760
       Depreciation/amortization expense    (388,572)           52,689      (335,883)
       Income tax expense (benefit)           539,604        (121,199)        418,405
       Expenditures on furniture, equipment
          and computer software             (426,912)                       (426,912)
       Segment profit (loss)                  749,598        (307,368)       442,230

       Assets                              20,126,461       11,572,579     31,699,040
       Liabilities                          4,070,110        4,006,792      8,076,902

     1998:
       Revenues from external customers     3,680,793       22,261,237     25,942,030
       Interest revenue                        44,359          243,203        287,562
       Interest expense                                         30,000         30,000
       Depreciation/amortization expense      147,196          59,024         206,220
       Income tax expense (benefit)           140,448                         140,448
       Expenditures on furniture, equipment
          and computer software                               270,061         270,061
       Segment profit (loss)                1,840,687      (1,882,443)       (41,756)

       Assets                              12,019,156       10,245,954     22,265,110
       Liabilities                            958,741        6,151,579      7,110,320



               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

                                                               1999           1998
                                                               ----           ----
     Revenues:
       Total revenues for reportable segments
          and consolidated revenues                        $42,422,180   $ 25,942,030

                                                           ===========    ===========

     Profit or loss:
       Total profit or loss for reportable segments          $ 442,230     $ (41,756)
       Adjustment for minority interest in
          consolidated statements                               55,883      194,494
                                                            ----------    -----------
            Consolidated net income                        $   498,113      $ 152,738
                                                            ==========    ===========

     Assets:
       Total assets for reportable segments                $31,699,040    $25,866,372
       Elimination of intercompany investment             (11,457,007)    (7,316,056)
                                                           -----------    -----------
            Consolidated total assets                      $20,242,033    $14,805,343
                                                           ===========    ===========

     Liabilities:
       Total liabilities for reportable segments            $8,076,902    $ 7,110,320
       Elimination of intercompany balances                  (108,293)    (3,187,478)
                                                           -----------    -----------
            Consolidated total liabilities                 $ 7,968,609   $  3,922,842
                                                           ===========    ===========


Substantially all of the revenues from external customers are derived from within the state of Washington.

Revenues from one customer of the Plan for the six months ended June 30, 1999 and 1998 represent approximately $12,364,631 and $10,087,479 respectively, of the Company's consolidated revenues.

NOTE 6:FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, service fees and premiums receivable, accounts payable and due to provider organizations approximates fair value because of the short maturity of these instruments.

NOTE 7:RETIREMENT PLAN

The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan covering all full time employees. Under the plan, employees can defer up to 12% of eligible compensation. The Company matches 50% of the employee contribution, up to 6% of the employee's eligible salary. Employees become fully vested in employee and employer contributions when the contributions are made. The Company also has the option to make an additional profit sharing contribution to the plan. Employer contributions to the plan for the six months ended June 30, 1999 and 1998, amounted to $69,560 and $44,585, respectively.

NOTE 8:ACQUISITIONS

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

In 1998, three shareholders of the Plan converted a portion of their common stock in the Plan to preferred stock of the Plan that increased to 80% the percentage of share of the Company in the Plan.

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

NOTE 9:  NOTES PAYABLE

The Company has a note payable at June 30, 1999 and December 31, 1998, related to the acquisition of Providence Partners PPO business (note 8) in the amount
of $2,277,671 and $2,888,000, respectively.   The note is payable in 18 equal
monthly installments beginning in January 1999, plus interest of 6%.

NOTE 10:  REGULATORY MATTERS

The Company's 80%-owned subsidiary, the Plan, is subject to regulation by the Office of Insurance Commissioner in the state of Washington including the requirement to follow statutory (NAIC) accounting principles, which differ from generally accepted accounting principles. As such, certain levels of capital are required. At December 31, 1998, reserves and unassigned capital, and net loss for the year reported to the NAIC was $7,121,270 and $2,651,839, respectively. The State of Washington has adopted a risk-based capital calculation for determining statutory capital requirements that is effective beginning January 1, 1999. At June 30, 1999, the Company is in compliance with the new capital requirements.

The primary difference in reporting between the NAIC and GAAP is nonadmitted assets of certain property, plant and equipment, goodwill, accounts receivables over 90 days past due and prepaid expenses. At June 30, 1999, the shareholders' equity and net loss for the year were $7,312,891 and $(243,635) for the Plan, respectively.

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

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Operating revenue increased 60.4% to approximately $21.7 million in the second quarter of 1999, from approximately $13.5 million during the same period of 1998. The majority of the increase was due to a 52.5% increase in the Plan's
health insurance member months.   In addition, The Plan commenced offering a
Medicare Risk product effective January 1, 1999.   Network access fees also
increased 64.4% as a result the purchase of the Sound Health PPO network and related membership in December 1998 as well as growth of the Company's rental of the PPO network.

Total operating expenses increased 55.1% to approximately $21.2 million in the second quarter of 1999, from approximately $13.7 million in the same quarter of 1998. Medical expenses drove the majority of the increase as the result of the increase in Plan health insurance membership. Payroll and related expenses increased 53.4% resulting from the Sound Health acquisition and the hiring of additional employees needed to administrate the increased growth. Operating expenses also increased as the result of increased marketing expenditures related to the new Medicare product as well as the premium and business taxes associated with The Plan's business.

Federal income taxes increased to $198,462 in 1999 from $121 in 1998 resulting from decreased Plan losses to offset the Company's net income in addition to temporary timing differences in the recognition of the goodwill related to the Sound Health acquisition.

Minority interest also decreased 84.2% from $151,806 in 1998 to $24,041 in 1999 as a result of decreased net losses on the Company's majority owned subsidiary.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Operating revenue increased 63.5% to approximately $42.4 million in the first half of 1999, from approximately $25.9 million during the same period of 1998. The majority of the increase was due to a 54.1% increase in the Plan's health
insurance member months.   In addition, The Plan commenced offering a Medicare
Risk product effective January 1, 1999 resulting in approximately $2.1
million.   Network access fees also increased 53.1% as a result the purchase of the Sound Health PPO network and related membership in December 1998 as well as growth of the Company's rental of the PPO network.

Total operating expenses increased 59.6% to approximately $41.6 million in the first half of 1999, from approximately $26.1 million in the same quarter of 1998. Medical expenses drove the majority of the increase as the result of claims and capitation offsetting the premium revenue. Payroll and related expenses increased 52.6% resulting from the Sound Health acquisition and the hiring of additional employees needed to administrate the increased growth. Operating expenses also increased as the result of increased marketing expenditures related to the new Medicare products as well as the premium and business taxes associated with The Plan's business.

Federal income taxes increased to $418,405 in 1999 from $140,405 in 1998 resulting from decreased Plan losses to offset the Company's net income in addition to temporary timing differences in the recognition of the goodwill related to the Sound Health acquisition.

Minority interest also decreased 78.3% from $257,018 in 1998 to $55,883 in 1999 as a result of decreased net losses on the Company's majority owned subsidiary.

Liquidity and Capital Resources

At June 30, 1999, the Company had cash, cash equivalents and investment securities at fair market value of approximately $7.3 million compared to approximately $5.7 million at December 31, 1998.

In January 1998, the owners of the Plan signed an agreement which gave the Company an 80% ownership in the common stock of the Plan. The purpose of the increase in common stock ownership was to allow for the consolidation of tax returns between the Company and the Plan. This transaction by the minority shareholders exchanged 8,613 shares of common stock for the same number of preferred shares. Two other owners made a similar exchange of 4,187 shares each. In order to facilitate this transaction, the Plan amended its Articles of Incorporation to authorize 100,000 shares of preferred stock. This stock has a par value of $29.10 and is nonvoting and noncumulative, but has a dividend preference a dividend rate of 10.0% of the par value per share.

Effective February 1, 1998, the Network and Plan entered into a tax sharing agreement which provides for the sharing of Federal income tax liabilities in the filing of consolidated tax returns.

In July 1998, the Plan amended the Articles of Incorporation to increase the authorization of preferred shares to one million (1,000,000). The Network then increased its investment in the Plan by purchasing 103,092 shares of the Plan's preferred stock for $3.0 million reducing Network's payable to Plan by $3.0 million. These shares are cumulative and have a dividend rate of 8.75%.

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

The Company has assessed its computer systems and facilities regarding the Year 2000 problem. The Year 2000 problem is defined as storing the year as two digits rather than storing the year with four digits to include the century. Date sensitive calculations or reports may treat the year 00 as 1900 rather than 2000 resulting in erroneous results or calculations. The Company is working on the Year 2000 problem to ensure that all computer systems are Year 2000 compliant. The Company is currently 95% complete on its Year 2000 plan. The time frame to finish the Year 2000 plan is by the 3rd quarter of 1999. The Company has contracted with an outside consulting team to verify
the Company's Year 2000 compliance.   Although the Company believes it will
meet these time frames for Year 2000 compliance, there can be no assurance that the company's operations will not be disrupted or put at risk to some degree.

The Company has been and continues to communicate with key vendors, service providers, and customers to determine the extent to which the Company is vulnerable to those parties' failure to resolve their own Year 2000 issues.

The Company is in the process of testing its computer systems for Year 2000 compliance. Custom applications have been designed with the Year 2000 in mind and therefore are already in compliance. Other systems that the Company has purchased were initially designed to be Year 2000 compliant. The Company expects to incur expenses related to the testing and verification of the computer systems in the amount of approximately $150,000. As of June 30, 1999, the company has incurred approximately $135,000 in costs associated with Year 2000 compliance.

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


Part II   Other Information


     Item 1    Legal Proceedings

               There are no material legal proceedings pending.


     Item 2    Changes in Securities

               No changes in the Company's securities occurred during this
		   period.

     Item 3    Defaults Upon Senior Securities
               No senior securities of the Company are outstanding.


     Item 4    Submission of Matters to a Vote of Security Holders

(a)    The Annual Meeting of Stockholders was held on May 24, 1999.

(b)(1) The following individual was elected to the Board of Directors as a Director for a one-year term expiring at the Company's 2000 Annual
	 Meeting of Stockholders:  Kenneth D. Graham.

(b)(2) The following individual was elected to the Board of Directors as a Director for two-year terms expiring at the Company's 2001 Annual
	 Meeting of Stockholders: James J. Finley.

(b)(3) The following individuals were elected to the Board of Directors as Directors for three-year terms expiring at the Company's 2002 Annual
	 Meeting of Stockholders: Paul M. Elliott, Phillip J. Haas, John Koster, R.D. Martz, and Richard Stubbs.

(b)(4) The following individuals' terms continued after the Annual Meeting as Directors: Barbara L. Mauk, Richard A. McGee, Richard H. Peterson,
	 and Richard E. Rust. Their terms will expire at the Company's 2000 Annual Meeting of Stockholders.

(b)(5) The following individuals' terms continued after the Annual Meeting as Directors: Andrew Fallat, William F. Johnston, Robert H. Smith, and Clyde D. Walker. Their terms will expire at the Company's 2001 Annual Meeting of Stockholders.

(c)    The matters submitted for vote at the Annual Meeting were as follows:

(c)(1) Election of Class A Directors for one, two, and three-year terms expiring at the Company's 2000, 2001,and 2002 Annual Meeting of
	 Stockholders.

The shares were voted as follows:

     NOMINEE                                 NUMBER OF SHARES
------------------------                ------------------------
Kenneth D. Graham for                                  40,920
Against                                                    7
Withheld                                                   0
Abstentions                                               16

James J. Finley for                                   40,922
Against                                                    4
Withheld                                                   0
Abstentions                                               17

Paul M. Elliott for                                   40,914
Against                                                   10
Withheld                                                   0
Abstentions                                               19

Phillip J. Haas for                                   40,913
Against                                                   12
Withheld                                                   0
Abstentions                                               18

John Koster for                                       40,912
Against                                                   12
Withheld                                                   0
Abstentions                                               19

R.Dean Martz for                                      40,922

Against                                                    1
Withheld                                                   0
Abstentions                                               20

Richard Stubbs for                                    40,910
Against                                                   13
Withheld                                                   0
Abstentions                                               20

(c)(2) Approval of amendment to bylaws to increase the Board of Directors from 11 to 15 individuals, with six directors being physicians representing Class A shareholders, six directors being participating hospitals representing class B shareholders, and three directors representing employers and/or consumers of health care services.

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


                      FIRST CHOICE HEALTH NETWORK, INC.

Date:     August 13, 1999






                 By:    / s /David Peel
				---------------
      			David Peel
                 		Vice President of Finance
                 		(Principal Financial and Accounting Officer
                 		and Duly Authorized Officer)