Form 10-Q
period 1999-09-30
FIRST CHOICE HEALTH NETWORK INC
filed 1999-11-15
CIK 922622

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10 - Q

  [   X   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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

                   Yes   __X___           No   ______

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on September 30, 1999, was 592 shares and 40,600 shares, respectively.

                      FIRST CHOICE HEALTH NETWORK, INC.
                              INDEX TO FORM 10-Q
                                                    Page
Part I         Financial Information

     Item 1    Financial Statements

               Consolidated Balance Sheets
               at September 30, 1999 and
               December 31, 1998  . . . . . . . . . . . . . . . . . . .3

               Consolidated Statements of Income
               for the Three Months and Nine Months Ended
               September 30, 1999 and 1998 . . . . . . . . . . . . . . 5

               Consolidated Statements of Cash Flows
               for the Nine Months Ended
               September 30, 1999 and September 30, 1998. . . . . . . .6

               Notes to Consolidated
               Financial Statements . . . . . . . . . . . . . . . . . .7

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . . .. .11



Part II        Other Information

     Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . .  .13

     Item 2    Changes in Securities . . . . . . . . . . . . . . . . .13

     Item 3    Defaults Upon Senior Securities . . . . . . . . . . . .13

     Item 4    Submission of Matters to a
               Vote of Security Holders . . . . . . . . . . . . . . . 13

     Item 5    Other Information . . . . . . . . . . . . . . . . . .  13

     Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . 13

               Signatures . . . . . . . . . . . . . . . . . . . . . . 14

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)
                    September 30, 1999 and December 31, 1998

                                                           September 30, December 31,
Assets                                                          1999         1998

Current Assets:
  Cash and cash equivalents                               $  8,007,087   $  5,759,751
  Service fees receivable, net of allowance
     for doubtful accounts of $186,000 at September 30, 1999 3,191,216      2,234,969
     and $146,000 at December 31, 1998
  Service fees and premiums receivable from related parties  1,194,008      1,504,537
  Premiums receivable, net of allowance for doubtful accounts
     $352,473 at September 30, 1999 and $215,014 at
      December 31, 1998                                      3,310,175      1,997,926
  Due from unrelated provider organizations                  3,084,315      1,586,381
  Due from related provider organizations                      287,985        972,785
  Prepaid expenses                                             506,956        390,748
  Deferred tax assets                                          622,121        152,318
  Other current assets                                          35,402         81,178
                                                           -----------    -----------
  Total current assets                                      20,239,267     14,680,593


Furniture, Equipment, and Computer software:
  Furniture and equipment                                    3,177,088      2,601,718
  Computer equipment/software                                  320,338        306,522
                                                         -------------  -------------
                                                             3,497,426      2,908,240
  Less accumulated depreciation and amortization             1,879,081      1,488,358
                                                         ------------- --------------
  Furniture, equipment, and computer software, net           1,618,345      1,419,882

Other Assets:
  Restricted indemnity cash                                  1,747,626      1,705,956
  Goodwill, net of accumulated amortization of
     $166,853 and $113,616                                     198,407        307,310
  Other intangible assets, net of accumulated
     amortization of $932,890 and $91,743                    2,314,180      2,598,657
                                                          ------------   ------------
     Total other assets                                      4,260,213      4,611,923
                                                          ------------- -------------
Total assets                                               $26,117,825    $20,712,398
                                                            ==========    ===========


See accompanying note to consolidated financial statements (unaudited).

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)
                    September 30, 1999 and December 31, 1998

                                                           September 30,   December 31,
Liabilities and Shareholders' Equity                            1999           1998

Current Liabilities:
  Accounts payable                                          $  586,444     $  377,850
  Accrued expenses                                           1,904,195      1,609,202
  Reserve for unpaid claims and claims adjustment expenses   2,051,573      2,102,364
  Due to unrelated provider organizations                    4,216,319      1,229,331
  Due to related provider organizations                      1,107,644        247,355
  Federal income tax payable                                   255,276         28,417
  Unearned premiums                                          1,284,037        137,280
  Deferred income taxes                                        122,170        136,715
  Current portion of note payable                            1,972,673      1,887,996
                                                           -----------     ----------
  Total current liabilities                                 13,500,331      7,756,510

  Note payable                                                                999,671

  Deferred income taxes                                         42,541        112,624

  Minority interest                                            876,131      1,320,085

  Commitments

Shareholders' Equity:
  Class A, par value $1-Authorized, 30,000 shares;
    issued and outstanding, 592 and 619 shares                     592            619
  Class B, par value $1-Authorized, 70,000 shares;
    issued and outstanding, 40,600 and 40,600 shares            40,600         40,600
  Additional Paid-in Capital                                 4,357,250      4,385,102
  Paid-in capital from affiliates                            1,472,108      1,472,108
  Retained Earnings                                          5,828,272      4,625,080
                                                          ------------    -----------
  Total shareholders' equity                                11,698,822     10,523,508
                                                          ------------   ------------
  Total liabilities and shareholders' equity               $26,117,825    $20,712,398
                                                            ==========     ==========


See accompanying note to consolidated financial statements (unaudited).

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)
     For the three months and nine months ended September 30, 1999 and 1998

                                                        Three Months Ended                      Nine Months Ended
                                                          September 30,                           September 30,
                                                     1999                1998                1999                1998


Operating Revenue:
  Premium revenue                               $ 16,700,873   $10,770,216   $47,183,608   $30,078,151
  Premium revenue, related parties                 1,861,821     1,284,369     4,999,852     3,720,738
  Medicare revenue                                 1,581,631                   3,657,425
  Network access fee                               2,150,669     1,456,730     6,134,357     4,058,713
  Hospital administrative fees                     1,089,000       677,291     3,083,933     1,548,199
  Hospital administrative fees, related party        421,000       702,564     1,168,000     1,427,399

                                                  ----------    -----------    ----------   ----------
  Total Operating Revenue                         23,804,994    14,891,170    66,227,174    40,833,200
                                                 -----------    -----------   ----------    ----------
Operating Expenses:
  Medical expenses                                10,851,457     6,464,727    29,806,159    18,247,876
  Medical expenses, related parties                7,234,305     4,309,818    19,870,772    12,165,251
  Payroll and related                              2,502,770     1,602,592     7,297,423     4,744,337
  Selling, general and
     administrative costs                          2,614,650     2,097,424     7,897,958     5,418,386
                                                ------------    ----------   -----------    ----------

  Total Operating Expenses                        23,203,182    14,474,561    64,872,312   40,575,850
                                                ------------   -----------    ----------   ----------
  Operating income                                   601,812       416,609     1,354,863      257,350

Other Income (Expense):
  Interest and dividends                             105,024       118,780       212,609      314,208

                                                ------------      --------     ----------   ---------
  Total Other Income                                 105,024       118,780       212,609      314,208
                                                ------------      --------     ----------   ---------
     Income before taxes federal taxes
         and minority interest                       706,836       535,389     1,567,472     571,558
Federal income taxes                                   1,318       220,197       419,723     360,645
                                                ------------     ---------     ---------   ---------

                                                     705,518       315,192     1,147,748     210,913
Minority interest                                      (438)       108,759        55,445     365,777
                                                ------------     ---------     ---------   ---------
Net Income                                          $705,080      $423,951    $1,203,193    $576,690
                                                  ==========     =========     =========    ========
Net Income per common share                         $  12.03       $  7.23     $   20.53      $ 9.83
                                                  ==========     ==========   ==========    ========
Weighted average shares outstanding                   58,592        58,638        58,605      58,644
								  ==========     ==========   ==========    ========



See accompanying note to consolidated financial statements (unaudited).

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
             For the nine months ended September 30, 1999 and 1998

                                                                            1999                1998
Operating Activities:
  Net income                                                           1,203,193             576,690
  Adjustments to reconcile net income to net cash
   cash provided (used) by operating activities:
   Depreciation                                                          390,723             276,006
   Amortization                                                          894,384              48,783
   Deferred Income Taxes, net                                          (554,432)            (91,994)
   Provision for bad debts                                               227,459             177,386
   Realized (gains) losses on sale of securities                                                 390
   Minority interest                                                    (55,445)           (256,358)

   Cash provided (used) by changed in operating assets and liabilities:
      Service fees receivable                                          (645,718)           (869,152)
     Premium receivable                                              (1,312,249)           (518,066)
     Federal income tax receivable                                                           383,101
     Prepaid expenses                                                  (116,208)            (39,343)
     Other current assests                                                45,776            (54,547)
     Accounts payable                                                    208,594             228,258
     Accrued expenses                                                    294,993           (498,691)
     Reserve for unpaid claims and claims adjustment expense            (50,791)             223,262
     Due to related provider organizations                             1,545,089           (964,341)
     Due to unrelated provider organizations                           1,489,054         (1,023,626)
     Federal income tax payable                                          226,859
     Unearned premiums                                                 1,146,757           (185,018)
     Other                                                             (627,339)
                                                                      ------------       ----------

  Net cash provided (used) by operating activities                     4,310,699         (2,587,260)


Investing Activities:
  Purchase of furniture, equipment, and computer software              (589,186)           (607,460)
  Increase in restricted indemnity cash                                 (41,671)         (1,597,850)
                                                                    ------------        ------------

    Net cash used for investing activities                             (630,857)         (2,205,310)

Financing Activities:
  Payment on note payable                                            (1,415,997)
  Repurchase of Class A common stock and membership rights
        from physicians                                                 (16,509)             (9,320)
                                                                    ------------        ------------
   Net cash used for financing activities                            (1,432,506)             (9,320)
                                                                    ------------        ------------
Net increase (decrease) in cash and cash equivalents                   2,247,336         (4,801,890)

Cash and cash equivalents at beginning of period                       5,759,751          11,356,346
                                                                 ---------------    ----------------
Cash and cash equivalents at end of period                            $8,007,087          $6,554,456
                                                                    ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for federal income taxes                $800,000            $250,000
    Cash paid during the period for interest                              92,040




See accompanying note to consolidated financial statements (unaudited).

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1:DESCRIPTION OF BUSINESS AND SUMMARY
       OF SIGNIFICANT ACCOUNTING POLICIES

  Presentation of interim information: The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of First Choice Health Network, Inc. and Subsidiary, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the three months and nine months ended September 30, 1999 and 1998, and cash flows for nine months ended September 30, 1999 and 1998. The consolidated results of operations presented are not necessarily indicative of the consolidated results for a full year.


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

  Cash equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 1999 and December 31, 1998, cash equivalents consist of cash management funds of $8,007,087 and $5,759,751, respectively.

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

  Goodwill: Goodwill is determined as the difference between the purchase price and fair value of identifiable net assets purchased. Goodwill is amortized using the straight-line method over three to five years. Events or changes in circumstances have not occurred that indicate the value of goodwill has been impaired as of September 30, 1999 and 1998.

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

  One subscriber group provided 35.81% of the premium revenue for the nine months ended September 30, 1999.

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

  Valuation of long-lived assets: Using its best estimates, based on reasonable and supportable assumptions and projections, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances have indicated that the carrying amounts of its assets might not be recoverable. At September 30, 1999 and 1998, no write downs were required.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


  Earnings per share: Net income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 41,192 and 41,232 common shares and 17,400 and 17,400 shares applicable to affiliate common share equivalents for period ended September 30, 1999 and 1998, respectively. Shares issued during the period and shares reacquired during the period were weighted for the portion of the period that they were outstanding. There are no dilutive securities.

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

  Transfer of stock: Shareholders may transfer their stock in the Company only to the Company for repurchase. The repurchase price is established by the Board of Directors each fiscal year as set forth in the bylaws. Class A shares were repurchased at $1,031.95 and $1,014.91 per share for period ended September 30, 1999 and 1998, respectively.

  Dividends: The Board of Directors may declare and pay dividends on one or more classes of common stock at such times and in such amounts as it designates, but in no event may dividends be paid while there is an outstanding obligation to repurchase shares. Dividends are allocated among shareholders of each class of stock according to the number of shares outstanding to each Class A or B shareholder. Any dividends paid to the Class B shareholders must be shared with the nonshareholder district hospitals that have contractual rights to distributions equivalent to that of the Class B shareholders.

  Liquidation rights: Upon liquidation or dissolution, the Board of Directors, at its discretion, will allocate the value of assets among the classes of its outstanding stock in proportion to the capital contributions of shareholders of each class. For these purposes, the contributions by the nonshareholder district hospitals that have rights equivalent to that of the Class B shareholders and the membership fees paid by Class A shareholders are considered contributions. The allocation to Class A shareholders will be shared among all Class A shareholders in accordance with the number of shares outstanding to each Class A shareholder. The allocation of the Class B shareholders must be shared with the nonshareholder hospitals that have contractual rights to distributions equivalent to that Class B shareholders.

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

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included in this quarterly report and with the Company's 1998 Annual Statement on Form 10-K.
Financial Condition

Financial Condition

The Company's consolidated assets increased by $5.4 million, or 26.1%, from $20.7 million as of December 31, 1998 to $26.1 million as of September 30, 1999. Premium receivable, net increased $1.3 million, from $2.0 million at December 31, 1998 to $$3.3 million at September 30, 1999. Service fees receivable, net increased $1.0 million, from 2.2 million as of December 31, 1998 to $3.2 million at September 30, 1999. This increases are due to Plan's health insurance member months, Medicare product effective January 1999, and the purchase of Sound Health PPO network in December 1998.

Overall liabilities increased $4.6 million, or 52.70%, from $8.9 million as of December 31, 1998 to $13.6 million as of September 30, 1999. This increase is primarily due to timing of certain claim and capitation payments. In addition unearned premium has increased as a result of an earlier billing cycle.

Stockholders' equity totaled $11.7 million as of September 30, 1999, an increase of $1.2 million. The increase resulted primarily from net income of $1.2 million for the nine months ended September 30, 1999.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Operating revenue increased 59.9% to approximately $23.8 million for the third quarter of 1999, from approximately $14.9 million during the same period of 1998. The majority of the increase was due to a 54% increase in the Plan's
health insurance member months.   In addition, 18% of the increase resulted
from the commencement of a Medicare Risk product effective January 1, 1999. Network access fees also increased 47.6% to $2.1 million in 1999 from $1.4 million in 1998 as a result the purchase of the Sound Health PPO network and related membership in December 1998 as well as growth of the Company's rental of the PPO network.

Total operating expenses increased 60.3% to approximately $23.2 million for the third quarter of 1999, from approximately $14.5 million in the same quarter of 1998. Medical expenses drove the majority of the increase as the result of the increase in Plan health insurance membership. Payroll and related expenses increased 56.2% resulting from the Sound Health acquisition and the hiring of additional employees needed to administrate the increased
growth and new product lines.   Operating expenses also increased as the
result of increased marketing expenditures related to the new Medicare product as well as the premium and taxes associated with The Plan's business.

Federal income taxes decreased to $1,318 in 1999 from $220,197 in 1998 resulting from a year-to-date deferred tax adjustment.

Minority interest also decreased from $108,759 in 1998 to $(438) in 1999 as a result of decreased net losses on the Company's majority owned subsidiary.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Operating revenue increased 62.2% to approximately $66.2 million for the third quarter of 1999, from approximately $40.8 million during the same period of 1998. The majority of the increase was due to a 54.4% increase in the Plan's
health insurance member months.   In addition, The Plan commenced offering a
Medicare Risk product effective January 1, 1999 resulting in approximately
$3.6 million of additional revenue.   Network access fees also increased 51.1%
as a result the purchase of the Sound Health PPO network and related membership in December 1998 as well as growth of the Company's rental of the PPO network.
                                        11

Total operating expenses increased 59.9% to approximately $64.9 million for the third qtr of 1999, from approximately $40.6 million in the same quarter of 1998. Medical expenses drove the majority of the increase as the result of claims and capitation offsetting the premium revenue. Payroll and related expenses increased 53.8% resulting from the Sound Health acquisition and the hiring of additional employees needed to administrate the increased growth. Operating expenses also increased as the result of increased marketing expenditures related to the new Medicare products as well as the premium taxes associated with The Plan's business.

Federal income taxes increased to $419,723 in 1999 from $360,645 in 1998 resulting from decreased Plan losses to offset the Company's net income in addition to temporary timing differences in the recognition of the goodwill related to the Sound Health acquisition.

Minority interest decreased 84.84% from $365,777 in 1998 to $55,445 in 1999 as a result of decreased net losses on the Company's majority owned subsidiary.


Liquidity and Capital Resources

At September 30, 1999, the Company had cash, cash equivalents and investment securities at fair market value of approximately $8.0 million compared to approximately $5.7 million at December 31, 1998.

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

Effective December 1, 1998, the Company executed a purchase agreement to acquire Providence Plan Partners Preferred-Washington PPO Business. The acquired business consists of approximately 125,000 subscribers with an annual revenue stream of $4.0 million. The Company purchased substantially all of the assets of Providence Plan Partners PPO Business for a minimum price of $2.8 million to be paid with interest at a rate of six percent over 18 months. There is a potential contingent payment of up to $700,000 to be determined based on the revenues received by First Choice Health Network from the PPO Business during the twelve months after the closing date. The Company expects that contingent payment will be made and has been reflected in an increase in the note payable and goodwill in the financial statements.

The Company anticipates that the revenues generated by operations, investment and financing, plus the capital it currently has in reserves, will be sufficient to meet its cash requirements throughout 1999.

Year 2000 update:

The Company has assessed its computer systems and facilities regarding the Year 2000 problem. The Year 2000 problem is defined as storing the year as two digits rather than storing the year with four digits to include the century. Date sensitive calculations or reports may treat the year 00 as 1900 rather than 2000 resulting in erroneous results or calculations. The Company has worked on the Year 2000 problem to ensure that all computer systems are Year 2000 compliant and has determined that the systems are compliant. The Company has contracted with an outside consulting team to verify the Company's
Year 2000 compliance.   However, although the company has completed testing
the systems for compliance, there can be no assurance that the company's operations will not be disrupted or put at risk to some degree. The Company has incurred expenses in the amount of approximately $180,000 in costs associated with Year 2000 compliance.

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

The Company's have formulated detailed contingency plans in order to address unexpected year 2000 readiness issues or issues beyond the Company's control. These contingency plans are focused on identifying potential failure scenarios for the Company's computer systems and those of third parties with which the Company interacts and on ensuring the continuation of critical business
operations.   In addition, these contingency plans have been submitted to regulatory offices with respect to the medicare risk contract.


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

Date:     November 15, 1999




                 By: / s /David Peel
                 David Peel
                 Vice President of Finance
                 (Principal Financial and Accounting Officer
                 and Duly Authorized Officer)