Form 10-K
period 1999-12-31
FIRST CHOICE HEALTH NETWORK INC
filed 2000-04-17
CIK 922622

                      SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549



                                 FORM 10 - K


            [  X ] ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999
                                      OR


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

Yes   ___X__             No   ______

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


The aggregate number of Registrant's shares outstanding on December 31, 1999 was 585 shares of Class A Common Stock, and 40,600 shares of Class B Common Stock, $1.00 par value, respectively.



Transitional Small Business Disclosure Format ( check one ):


                        Yes   ______        No   __X__

Documents incorporated by reference:

None

PART   I

    ITEM 1          BUSINESS                                                4

    ITEM 2          PROPERTIES	                              					         10

    ITEM 3          LEGAL PROCEEDINGS                                      10

    ITEM 4          SUBMISSION OF MATTERS
                    TO A VOTE OF SECURITY HOLDERS                          10
PART  II

    ITEM 5          MARKET FOR COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS                            10

    ITEM 6          SELECTED FINANCIAL DATA                                11

    ITEM 7          MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                             11

    ITEM 7A         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                    MARKET RISK                                            15


    ITEM 8          FINANCIAL STATEMENTS AND
                    SUPPLEMENTARY DATA                                     15

    ITEM 9          CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE					                              35
PART  III

   ITEM 10          DIRECTORS AND EXECUTIVE OFFICERS OF
                    FIRST CHOICE HEALTH NETWORK, INC.                      36


   ITEM 11          EXECUTIVE COMPENSATION                                 42

   ITEM 12          SECURITY OWNERSHIP OF CERTAIN
                    BENEFICIAL OWNERS AND MANAGEMENT                       43

   ITEM 13          CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS                                           45

  PART  IV

   ITEM 14          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                    AND REPORTS ON FORM 8-K                                46

                    SIGNATURES                                             49

                                        PART  I

ITEM 1.   DESCRIPTION OF BUSINESS AND PRODUCTS

GENERAL

First Choice Health Network, Inc., ("The Network_) is a provider-owned, managed health care company which has established a network of physicians, hospitals and other health care providers (a "Preferred Provider Organization" or "PPO") located almost exclusively in the State of Washington for the provision of health care services; a small portion of the PPO is located in each of Alaska, Idaho and Montana. Subscribers (or members) in Oregon can also access a network of health care providers (marketed as a separate PPO). The Network contracts with the health care providers in its PPO for the provision of health care services on a discounted fee basis and contracts with self-insured employers, indemnity insurers, health maintenance organizations and union trusts (collectively, "Health Plans") and third party administrators ("TPAs"), to provide their subscribers (or members) access to the PPO, for which it receives a fee from the Health Plan or the TPA, as applicable, typically on a per subscriber (or member) per month basis; an additional per subscriber (or member) monthly fee is received in the event the Health Plan or TPA elects to receive utilization management services. In addition, the hospitals participating in the PPO pay First Choice an administrative fee under their respective participating health care facility service contracts.

At December 31, 1999, First Choice had arrangements with third party administrators and health plans representing approximately 1,022,000 members
and their dependents (collectively "Covered Persons").   Practically all of
the Company's revenues were derived from services performed in the state of Washington during the year ended December 31, 1999.

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

First Choice Health Network, a corporation organized under the laws of the state of Washington in 1984, is owned by 467 physicians, all of whom own Class A Common Stock; seven hospitals who own Class B Common Stock, and four hospital participants.

During 1995, The Network formed a wholly-owned subsidiary, First Choice Health Plan, Inc.(_The Plan_), to operate as a health care service contractor (_HCSC_) that permits the Company to assume risk for healthcare services in its operations.

An HCSC is an organization that arranges for the provision and delivery of health care services to a voluntarily enrolled population, either directly or indirectly as a subcontractor through a Health Plan, for a fixed periodic premium through a network of providers who generally receive either a capitation fee (a fixed periodic fee per covered member) or a negotiated fee for the health care services rendered. HCSCs, like health maintenance organizations ("HMOs"), may utilize a "gatekeeper" system of health care delivery whereby each member is serviced by a primary care physician
(generally, a family practitioner, pediatrician or internist) who provides medical care related to the general health of the HMO member and refers members to specialists and other health care providers, as appropriate. HCSCs differ from PPOs in that they are permitted to assume the financial risk of the cost of health care services exceeding the premiums received from members,subscribers or Health Plans. HCSCs are required to register with the state of Washington Department of Insurance which requires, among other items, filing copies of organizational documents, financial disclosure, forms of agreements to be issued to members, a schedule of proposed rates of reimbursement to providers, solicitation materials and a description of grievance procedures and a quality assurance program.

Risked Based Capital (RBC) requirements were adopted by the state of Washington and the NAIC effective for 1998 and 1999, which established that certain required amounts of capital be maintained. As of December 31, 1998 and 1999, the Company's RBC exceeded the required amount in connection with its statutory filing.

Effective July 1, 1997, The Plan merged with Health First Partners, Inc. and Health Washington L.L.C. which added approximately 18,000 fully insured members.

Effective December 1, 1998 First Choice Health Network, Inc. acquired Providence Plan Partners Preferred-Washington preferred provider organization, or PPO Business. The acquired business consists of approximately 1,000 physicians, which serves about 125,000 subscribers with an annual revenue stream of approximately $4.0 million. Under the terms of the purchase First Choice Health Network, Inc. purchased substantially all of the assets for Providence Plan Partners PPO Business for a minimum price of $2.8 million to be paid with interest of six percent over 18 months. There is a potential contingent payment of up to $668,000 to be determined based on the revenues received by First Choice Health Network from the PPO Business during the twelve months after the closing date. This transaction was accounted for using the purchase method. As of the date of this filing, the contingent payment of $668,000 has been paid.

The Plan has filed an application with the Federal Health Care Financing Administration (_HCFA_) for a license to offer a Medicare risk product called SeniorsFirst. The medicare application was approved in the third quarter of 1998 with the first sales of the product occurred on January 1, 1999. As of December 31, 1999, there were 15,934 members and collected premiums of $5,990,985.

Redeemable Equity Participation

On December 20, 1999, First Choice Health Network, Inc. executed an agreement with University of Washington Academic Medical Center (UWMC) to become a participant in the administration, operations and any incentives bestowed upon any shareholders in First Choice Health Network effective January 1, 2000. First Choice offers and operates a preferred provider organization and a managed care delivery system for cost-effective, quality health care benefits, and for comprehensive health care claims processing and administration. University of Washington Academic Medical Center has agreed to pay the affiliation fee of $2,520,000, payable $1,260,000 upon execution of the Agreement and the remaining $1,260,000 will be paid in three equal payments of $420,000 due annually for three years plus interest at five percent (5%).

UWMC does not become a shareholder or member of the Network. UWMC shall participate in any incentive or reward program established by the Network as if UWMC owned 5,800 shares of class B common stock. Dividends, distributions, and liquidation of the Network are also determined as if UWMC owned 5,800 shares of class B stock.

If the Network performs certain actions that substantially change the organization, the Network discontinues the health care facility services contract with UWMC, or if total managed care enrollment falls below 500,000 member months, then UWMC can withdraw from the agreement, but no refunds are given. If the Network merges, is sold, or if the Network takes a material action that proves detrimental to UWMC, then UWMC may redeem their interest for the equivalent of the fair value of 5,800 class B common shares of FC stock, less any amounts still owed by UWMC.

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

At December 31, 1999, The Network had contractual arrangements through which Health Plans in both the public and private sectors representing approximately 1,022,000 Covered Persons, utilized the Company's PPO. The Network receives a fee for providing access to its PPO, typically on a per subscriber (or member) per month basis, from the Health Plan, either directly or indirectly through a TPA. The per subscriber (or member) monthly fee is generally fixed for a twelve-month period under contracts with each Health Plan or TPA, and is based upon the extent of the network utilized (hospitals and/or physicians), whether utilization management services are requested and the number of Covered Persons.

First Choice Health Plan Products

The Plan offers health care coverage to individual groups, Association Plans as well as a Medicare Risk and Medicare Supplement product:

     Association Plan

These plans include a plan offered through Costco Wholesale, a plan offered through the Employers Health Purchasing Cooperative, a plan offered through the Bellevue Chamber of Commerce, and a plan offered through the Association of Washington Businesses which are tailor made to a targeted population of employees.

     Medicare Risk

The Plan offers a medicare risk product called SeniorsFirst for persons eligible to receive Medicare (parts A and B) at no or minimal cost to the member. SeniorsFirst is a medicare managed care plan combines health insurance and health services in one organization, a Medicare + Choice HMO. SeniorsFirst offer the same benefits that original medicare offers and additional benefits, which may change from year to year. Under this program, the Health Care Financing Administration of the United States Department of Health and Human Services (HCFA) pays a fixed premium for coverage of each member based on a formula of the projected medical expense of each Medicare member.

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


MARKETING AND SALES

The Network markets its PPO and utilization management services through an internal marketing staff to TPAs and, in conjunction with the TPAs and independent brokers and agents, to the Health Plans. The Network generally does not market directly to subscribers or their dependents, although it does engage in limited direct mailings relating to product development.

The Plan distributes its products through it direct sales force and telemarketing representatives and through independent insurance agents and brokers.

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

Independent Insurance Agents and Brokers

Independent insurance agents and brokers have been responsible for a significant portion of The Plan's enrollment growth of the managed care products. They are compensated pursuant to commission arrangements that vary depending on the particular company products and services sold.

MAJOR CUSTOMER

The Company's largest customer, the Boeing Company, accounted for approximately 34% of the Company's premium revenue in fiscal 1999 and approximately 43% in fiscal 1998. Boeing accounted for approximately $24,500,000 and $19,800,000 of the Company's consolidated revenues for 1999 an 1998, respectively. The Company believes that it relationship with Boeing is excellent.

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

GOVERNMENTAL REGULATION

State Health Care Legislation

The 1999 legislative session did not pass any health care related legislation. There were, however a number of Rule Making Orders issued by the Office of the Insurance Commissioner related to Health Care. These Rule Making Orders are summarized below:

R 98-17 (Filed 11/29/99) Standards for Expedited Review of Health Care Service Denials by Health Carriers
The effective date is December 30, 1999. The effected WAC Chapters are 284-43-610, 284-43-620, 284-44-043, 284-46-507, 284-50-377, 284-96-015

The purpose is to set standards for expedited review of health care service denials by health carriers when an enrollee's life and health would be jeopardized by the timelines and procedures for more routine enrollee grievances. These standards shorten the time frames in which Health Carriers may respond to member appeals. There is a business impact on First Choice as this requirement results in increased costs associated with staffing increases, and significant costs associated with contracting with outside review organizations in order to meet standards set forth in this regulation.

R 98-21 (Filed 10/11/99) Health Care Provider Contracts
The effective date is November 11, 1999. The effected WAC Chapter is 284-43. The following is a summary of what is contained in this Rule Making Order:
Provisions requiring carriers to provide 60 days advance notice of changes in procedures must be given only for those changes that affect compensation or health care service delivery. 60 day notice is not required where changes in law prevent the carriers from giving 60 day notice. No change to the contract can be made retroactive without express consent of the provider. Prompt payment standards were modified to reflect standards required by the Health Care Financing Administration for Medicare. Carriers must clearly report the reasons for a claim denial and must have a process for answering health care provider questions about claims. Audit standards were substantially removed in favor of a new cooperative process to establish uniform standards for claims procedures later. Instead, basic standards related to carrier access to records is addressed. Dispute resolution provisions were simplified. Different disputes may be settled through different methods appropriate to the type of dispute. Carriers may require the provider to use the dispute resolution process before resorting to judicial means. Carriers must resolve standard disputes within a reasonable time frame and billing disputes within 60 days. The audit standards have been replaced with a few general standards relating to carrier access to records. Carriers are permitted to use contract forms upon filing with the Office if the contract changes do not affect regulatory requirements. The above changes require procedural and documentation revisions. This has a business impact on First Choice in that there are costs associated with increased staffing and overtime required to meet the time frames, potential interest costs, and costs associated with system modifications to calculate the interest. There are also operational costs such as legal review costs associated with the development of new contracting language as well as costs associated with issuing new contract materials to providers.

R 98-7 (Filed 9/8/99) Advertisement of Mental Health Benefits
The effective date is October 9, 1999. The effected WAC Chapters are 284-43-130, 284-43-810. Improve uniformity in the terminology used in the advertising of mental health benefits and increase the understanding of consumers who read, hear, or view the advertisement. There is no business impact on First Choice.

R 99-4 (Filed 8/25/99) Washington State Health Insurance Pool
The effective date is September 25, 1999. The effected WAC Chapter is 284-91-
060.
Many state residents are unable to purchase health insurance in some counties of the state. These rules require the Washington State Health Insurance Pool to provide coverage in Washington counties where no individual health plans are commercially available from health carriers. There is a business impact on First Choice as per member per month assessments on a Plan by Plan basis have substantially increased.

R 98-20 (Filed 7/28/99) Every Category of Health Care Provider
The effective date is August 28, 1999.  The effected WAC Chapters are 284-43-
205.
The rules are intended to implement RCW 48.43.045 by identifying health carrier practices that would violate the statute. The rules supersede an earlier declaratory order (G 96-13) filed on May 21, 1996. There is a business impact on First Choice as this rule has a premium rating increase associated with it to accommodate in part the expected higher utilization costs. There are also operational costs associated with system modifications and cost increases associated with additional network contracting.

R 99-3 (Filed 7/28/99) Filing of Annual Reports
The effective date is August 28, 1999.  The effected WAC Chapter is 284-07-
050. Reduce the amount of copies of the annual reports that must be filed with the Commissioner. There is no business impact on First Choice.

R 97-8 (Filed 12/18/97) Standards for Coverage of Chemical Dependency
The effective date is August 22, 1999.   The effected WAC Chapter is 284-53.
The rule was identified in the Commissioner's Regulatory Improvement process as one that was out of date and should be reviewed and updated. References in the existing rule are outdated and benefit minimums established in 1987 have become ceilings and are no longer considered adequate to pay for increasingly effective but expensive treatment. The lifetime dollar maximum has been deleted and the 24 month dollar maximum has been raised to $10,000. There is a business impact on First Choice as this benefit change has resulted in an increase in premium rates to lessen the impact of the higher benefit maximum, and also increased costs associated with system changes required to accommodate the benefit modifications.

Employees

At December 31, 1999, the Company had 193 employees, 190 of which were full-time. None of the Company's employees are unionized or subject to collective bargaining agreements with the Company, and the Company believes its relationships with its employees to be good.

ITEM 2.   DESCRIPTION OF PROPERTY

First Choice leases and occupies two offices in separate buildings in downtown Seattle. The administrative, finance and marketing departments occupy an office consisting of approximately 20,675 square feet of space in an office building at 601 Union Street, Suite 1100, Seattle, Washington expiring March 2003.

Pursuant to the purchase of Providence Plan Partner Preferred_Washington Preferred Provider Organization described on page 5, The Company renewed the lease at the office building at 1100 Olive way, Suite 1480, Seattle, Washington expiring July 2003. This location consists of 11,209 square feet.

Item  3.  LEGAL PROCEEDINGS

          None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted in the fourth quarter of 1999.

                                        PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for any of the Company's equity securities.

As of December 31, 1999, there were 467 holders of the Company's Class A Common Stock, seven holders of the Company's Class B Common Stock, and four Hospital Participants.

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

ITEM  6.  SELECTED FINANCIAL  DATA




                                   1999          1998        1997          1996       1995
                                 --------     ----------    --------     --------   --------
                             C>
  Operating revenue	  	         $92,097,975  $56,878,270  $25,581,122	$6,199,506	$5,383,522
  Net income        		          $ 1,660,238    $ 703,551    $ 380,868   $1,037,714   1,020,050
  Net income per common share         28.33        12.00         6.49        20.57       21.66
  Total assets                   30,667,873   20,712,398   19,262,806   10,473,153   7,403,850
  Total liabilities              16,394,980    8,868,805    8,349,601      902,543     787,114
  Redeemable equity participation 1,260,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Network's ability to retain existing clients and attract new clients is largely dependent on its ability to control health care costs by creating and maintaining a network of high quality, efficient, fully credentials providers who agree to accept competitive reimbursement rates and on its ability to control excess utilization through its utilization management program. During 1999, the Company continued to expand its PPO network. In 1999, The Network continued its system of physician reimbursement which had commenced in July 1993, referred to as the Resource Based Relative Value System, whereby fees to physicians are weighted more toward cognitive services (i.e., overall patient care) as opposed to procedural services (e.g., surgery and diagnostic tests). This system is consistent with the Company's belief in the importance of managing the full scope of patient care to provide the most appropriate level of service for each patient and its focus on the primary care "gatekeeper" model for its PPO, whereby a Covered Person must obtain a referral from a primary care physician prior to obtaining health care services from specialists and other health care providers.

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

Medical expenses are largely comprised of capitation arrangements with the physician organizations (PO) in which the risk for health insurance coverage has been passed to the PO. The Plan passes much of the premium to the POs and keeps a certain percentage for administrative fees which covers services that the Plan provides on behalf of the PO. In addition, as a result of the merger with Health First Partners, The Plan assumes the full risk for a small amount
of membership.    For the membership that The Plan is at risk for, the medical expenses are comprised of payments to physicians, hospitals and other health care providers which includes an estimated amount for incurred but not reported claims (_IBNR_).
The Plan has a license with the Federal Health Care Financing Administration (_HCFA_) to offer a Medicare risk product. The medicare application was approved in the third quarter of 1998 with the first sales of the product occurring on January 1, 1999. Upon sale of this product, the Plan will be paid a fixed per member per month capitation amount by the HCFA based on a formula of the projected medical expense of each Medicare member. Medicare risk contracts provide revenues which are higher per member than those for non-Medicare members which provide an opportunity for increased profits and cash flow. However, these contracts also carry certain risks such as higher comparative medical costs, government regulatory and reporting requirements and the possibility of reduced government reimbursement in the future.

The Plan transferred an additional $1 million on February 19, 1998 and $400,000 on March 31, 1998 to it restricted depository account in order to satisfy statutory requirements for additional restricted deposits related to the Medicare business.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEARS ENDED DECEMBER 31, 1998 AND
1997

Operating revenue for the year ended December 31, 1999 increased 61.92% to approximately $92.1 million in 1999 from approximately $57.0 million in 1998 and $26.5 million in 1997. The majority of the increase was due to the increase in Plan health insurance membership resulting from increased growth in 1999 . The Plan's membership increased from 166,297 member months in 1997, 395,659 member months in 1998 to 602,856 member months in 1999. The Company's network access fees increased 39.80% from $4.1 million in 1997, $5.6 million in 1998 to $7.8 million in 1999. The increase was a result of growth in the Company's rental of the PPO network as well as the purchase of the Sound Health network and related membership in December 1999. Hospital administrative fees also increased 32.44% from $2.5 million in 1997, $4.8 million in 1998 to $5.9 million in 1999. The growth in this line item was primarily due to a large contract beginning in January 1998 which was part of the merger with Health First Partners. Network access fees and hospital administrative fees will continue to show growth over the previous year with the expansion of the PPO network arising from the acquisition of the Providence Plan Partner-Washington Preferred Provider Organization.

Total operating expenses increased 60.09% to approximately $90.6 million in 1999 versus approximately $56.6 million in 1998 and $26.4 million in 1997. Medical expenses drove the majority of the increase as a direct result of the increase in Plan health insurance membership. Selling, general and administrative costs increased to approximately $9.7 million in 1999 from approximately $7.5 million in 1998 and $4.6 million in 1997 as a result of increased marketing expenditures related to the new health insurance products as well as the premium and business taxes
associated with The Plan's business.    Payroll and related expenses increased
50.35% from approximately $4.3 million in 1997, $6.6 million in 1998 compared to approximately $10.0 million in 1999. The Company increased the number of employees as a result of the increased Plan membership and also absorbed 25 employees from the acquisition of the Providence Plan Partner-Washington Preferred Provider Organization.

Inflation

Health care costs in the United States have increased more rapidly than the national consumer price index in recent years, and that trend is expected to continue. The Company operating results have not significantly been affected by inflation, and the Company does not anticipate that inflation will have a significant impact on its operating results in the near term. However, inflation in healthcare costs could affect operations if the Company were unable to submit new rates to the OIC in a timely manner in order to obtain approval of increased rates necessary to mitigate its risk from this factor. The Company obtained licensure as an HCSC in January 1995 and assumes risk for medical costs. The Company transfers risk to health care providers through capitation arrangements and risk-sharing provisions and is generally not directly impacted by significant escalation of health care costs.

Market Risk

HMOs and health insurance companies operate in a highly competitive environment. The Company has numerous competitors, including for-profit and not-for-profit HMOs, preferred provider organizations ("PPOs"), and indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than the Company. The Network's ability to retain existing clients and attract new clients is largely dependent on its ability to control health care costs by creating and maintaining a network of high quality, efficient, fully credentials providers who agree to accept competitive reimbursement rates and on its ability to control excess utilization through its utilization management program.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1986, the Company has financed its operations from equity investments from over 870 physicians, from the seven hospitals constituting the Company's Class B shareholders, non-equity capital contributions from four additional hospitals pursuant to their respective participation agreements, and funds from operations.

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

At December 31, 1999, the Company had cash and cash equivalents of approximately $13.1 million as compared to approximately $5.7 million at December 31, 1998.

In January 1995, the Company transferred cash and investments of $1.5 million to its subsidiary, First Choice Health Plan, Inc., in connection with its
licensure as an HCSC.   In the first and second quarters of 1997, the Company
transferred $5 million of additional cash and investments to it subsidiary.
Of the total cash held by The Plan, $1.4 million was transferred to restricted deposits to increase the statutory deposits in the first quarter of 1998 to satisfy regulatory requirements.

In May 1996 the Company's subsidiary, First Choice Health Plan, Inc., introduced into the marketplace a Medicare Supplement program in conjunction with two of its owner hospitals, Northwest Hospital and Valley Medical Center. At December 31, 1999 there were 473 policies in force and collected premiums of $347,455. The Company has contracted with Olympic Health Management Systems to act as the plan administrator. Its primary responsibilities are maintenance of an adequate sales force legally licensed in Washington state, and to perform premium billing and collection, claims processing and payment, and financial reporting to all applicable parties including the appropriate reports necessary for compliance with the Office of Insurance Commissioner of the State of Washington.

On July 1, 1997, First Choice Health Network, Inc. (The Network), First Choice Health Plan, Inc. (The Plan), Health First Partners, Inc. (Health First) and Health Washington, L.L.C. (Health WA) entered into a merger and asset purchase agreement. The agreement between the four companies consisted of three transactions as described in the paragraphs below.

First, The Plan purchased substantially all of the assets of Health WA in exchange for 34,523 shares of The Plan's Common Stock. These shares were issued to the former shareholders of Health WA. The assets of Health WA consisted primarily of Health WA's rights to various provider contracts, a large group contract, as well as other intangible property including trademarks. Estimated growth in membership was 12,500 as a result of this merger. These shares represent approximately 12.6% ownership in FC Health Plan.

Secondly, Health First merged with and into The Plan with Health First ceasing operations and The Plan as the surviving corporation. FC Health
Plan issued 33,572 shares of stock to the former shareholders of Health First for the net assets of Health First as well as the rights to various provider and group contracts. The net assets purchased included those assets and liabilities that existed as of July 1, 1997 which had a book value of approximately $1.0 million. Estimated growth in membership was 5,500 as a result of this merger. These shares represent approximately 12.3% ownership stake in The Plan.

Third, The Network, formerly the sole shareholder of The Plan, became obligated to contribute cash to The Plan in exchange for 55,436 shares of FC Health Plan stock. This is facilitated by a Contribution Agreement that states that The Network shall contribute a certain percentage of revenues over
the next ten years in exchange for those shares.   The Network's ownership in
the subsidiary, The Plan, was approximately 75.1%.

In January 1998, the owners of the Plan signed an agreement which gave the Company an 80% ownership in the common stock of the Plan. The purpose of the increase in common stock ownership was to allow for consolidation of Plan income or losses in the Company's filing of consolidated tax return which
includes the Plan.   This transaction by Health Washington exchanging 8,613
shares of common stock for the same number of preferred shares. Two other owners made a similar exchange of 4,187 shares each. In order to facilitate this transaction, the Plan amended their Articles of Incorporation to authorize 1,000,000 shares of preferred stock. This stock has a par value of $29.10 and is nonvoting and noncumulative, but has a dividend preference rate of 8.75% of the par value per share.

Effective February 1, 1998, the Network and Plan entered into a tax sharing agreement which provides for the sharing of Federal income tax liabilities and benefits in the filing of consolidated tax returns.

In July, 1998, the Plan amended the Articles of Incorporation to increase the authorization of preferred shares to 1,000,000. The Network then increased its investment in the Plan by purchasing 3,000,000 dollars in the Plan's preferred stock.

Effective December 1, 1998, the Company executed a purchase agreement to acquire Providence Plan Partners Preferred-Washington PPO Business. The acquired business consists of approximately 125,000 subscribers with an annual revenue stream of approximately $4.0 million. The purchase was $2.8 million to be paid with interest at a rate of six percent over 18 months, and a contingent payment of $668,000 based on revenue received by the Company in the twelve months after the closing date. The revenue was received and the $668,000 paid before February 15, 2000.

On December 20, 1999, First Choice Health Network, Inc. executed an agreement with University of Washington Academic Medical Center to become a participant in the administration, operations and any incentives bestowed upon any shareholders in First Choice Health Network effective January 1, 2000. University of Washington Academic Medical Center shall pay the affiliation fee of $2,520,000, payable $1,260,000 upon execution of this Agreement and the remaining $1,260,000 will be paid in three equal payments of $420,000 due annually for three years plus interest at five percent (5%).

UWMC does not become a shareholder or member of the Network. UWMC shall participate in any incentive or reward program established by the Network as if UWMC owned 5,800 shares of class B common stock. Dividends, distributions, and liquidation of the Network are also determined as if UWMC owned 5,800 shares of class B stock.

If the Network performs certain actions that substantially change the organization, the Network discontinues the health care facility services contract with UWMC, or if total managed care enrollment falls below 500,000 member months, then UWMC can withdraw from the agreement, but no refunds are given. If the Network merges, is sold, or if the Network takes a material action that proves detrimental to UWMC, then UWMC may redeem their interest for the equivalent of the fair value of 5,800 class B common shares of FC stock, less any amounts still owed by UWMC.

The Company anticipates that the revenues generated by operations cash and cash equivalents as of December 31, 1999 will be sufficient to meet its cash requirements throughout 2000.

Throughout 1999 and early 2000, the Plan contracted with Cascade Medical Group (Cascade) for capitated health care services. The Plan did not have insurance risk for the covered individuals to the extent that Cascade could continue to pay the Plan for claims paid on their behalf. In March of 2000, Cascade management dissolved the organization. The dissolution of Cascade does not affect the financial position or results of operations in 1999 because the Plan had a payable to Cascade as of December 31, 1999. However, management believes a loss of between $500,000 and $700,000 will be incurred in 2000 for claims paid in 2000 for which the Plan does not expect to be reimbursed.
Management is evaluating the financial impact of this event.   The ultimate
financial impact of this event will be determined, and the expense recorded, during 2000.

Year 2000 Update

The Company has assessed its computer systems and facilities regarding the Year 2000 problem. The Year 2000 problem is defined as storing the year as two digits rather than storing the year with four digits to include the century. Date sensitive calculations or reports may treat the year 00 as 1900 rather than 2000 resulting in erroneous results or calculations. As of January 1, 2000, the Company has evaluated its systems and applications to determine whether or not those systems were impacted by Year 2000. Based upon its testing and review, the core business systems operated effectively and there was no impact of Year 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as of December 31, 1999.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .   16

Consolidated Balance Sheets as of December 31, 1999 and 1998  . . . . . .  17

Consolidated Statements of Income
  for the years ended December 31, 1999, 1998, and 1997  . . . . . . . .   19

Consolidated Statements of Shareholders' Equity
  for the years ended December 31, 1999, 1998, and 1997  . . . . . . . .   20

Consolidated Statements of Cash Flows
  for the years ended December 31, 1999, 1998, and 1997  . . . . . . . .   21

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 23


                         INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
First Choice Health Network, Inc.


We have audited the accompanying consolidated balance sheets of First Choice Health Network, Inc. and subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP
Seattle, Washington
March 24, 2000

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1999 AND 1998


ASSETS                                                         1999           1998

CURRENT ASSETS:
  Cash and cash equivalents                                $13,082,130    $ 5,759,751
  Service fees receivable, net of allowance for doubtful
     accounts of $252,361 and $146,000 for 1999 and 1998     3,929,493      2,234,969
  Service fees and premiums
     receivable from related parties                         1,213,593      1,504,537
  Premiums receivable, net of allowance for doubtful
     accounts of $65,427 and $215,014 for 1999 and 1998      2,562,710      1,997,926
  Due from unrelated provider organizations                  1,891,651      1,586,381
  Due from related provider organizations                      684,606        972,785
  Prepaid expenses                                             572,935        390,748
  Deferred tax assets (Note 4)                                 548,735        152,318
  Other current assets                                         170,581         81,178
                                                           -----------    -----------
  Total current assets                                      24,656,434     14,680,593

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
  Furniture and equipment                                    3,353,485      2,601,718
  Computer software                                            324,385        306,522
                                                           -----------    -----------
                                                             3,677,870      2,908,240
  Less accumulated depreciation and amortization             2,011,730      1,488,358
                                                           -----------    -----------
     Furniture, equipment and computer software, net         1,666,140      1,419,882

DEFERRED TAX ASSETS (Note 4)						                             314,384

OTHER ASSETS:
  Restricted indemnity cash                                  1,747,626      1,705,956
  Goodwill, net of accumulated amortization of $137,614
     and $113,616                                              137,646        307,310
  Other intangible assets, net of accumulated amortization
     of $1,212,757 and $91,743                               2,145,643      2,598,657
                                                           -----------    -----------
     Total other assets                                      4,030,915      4,611,923
                                                           -----------    -----------
TOTAL                                                      $30,667,873     $20,712,398
                                                           ===========    ============


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1999 AND 1998


LIABILITIES AND STOCKHOLDERS' EQUITY                           1999           1998


CURRENT LIABILITIES:
  Accounts payable                                        $    520,046    $   377,850
  Accrued expenses                                           2,275,005      1,609,202
  Reserve for unpaid claims adjustment expenses   	        	 3,210,613      2,102,364
  Due to unrelated provider organizations                    5,104,101      1,229,331
  Due to related provider organizations                        421,711        247,355
  Federal income tax payable                                                   28,417
  Unearned premiums                                          3,104,521        137,280
  Deferred income taxes                                        146,979        136,715
  Current portion of note payable                            1,612,004      1,887,996
                                                           -----------     ----------
     Total current liabilities                              16,394,980      7,756,510

NOTE PAYABLE (Note 10)                                                        999,671

DEFERRED INCOME TAXES (Note 4)                                                112,624

MINORITY INTEREST                                              864,249      1,320,085

REDEEMABLE EQUITY PARTICIPATION                              1,260,000

COMMITMENTS (Note 5 and 13)

SHAREHOLDERS' EQUITY:

  Common Stock:
     Class A, par value $1 - Authorized, 30,000 shares;
       issued and outstanding, 585 and 619 shares                 585            619
     Class B, par value $1 - Authorized, 70,000 shares;
       issued and outstanding, 40,600 and 40,600 shares         40,600         40,600
     Additional paid-in capital                              4,350,034      4,385,102
     Shareholder receivable
     Paid-in capital from affiliates                         1,472,108      1,472,108
     Retained earnings                                       6,285,317      4,625,079
                                                           -----------   ------------
          Total shareholders' equity                        12,148,644     10,523,508
                                                           -----------   ------------
TOTAL                                                      $30,667,873    $20,712,398
                                                           ===========   ============


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                             1999              1998           1997
OPERATING REVENUE:
  Premium revenue                           $64,496,942    $42,634,121    $15,711,616
  Premium revenue, related parties            7,204,129      3,720,738      4,050,286
  Medicare revenue                            6,338,440
  Network access fees                         7,838,999      5,607,173      4,172,888
  Hospital administrative fees                4,289,828      2,956,822      1,283,982

  Hospital administrative fees, related party 1,609,000      1,841,789      1,243,123
  Other                                         320,637        117,627        119,227
                                             ---------------------------   ----------
     Total operating revenue                 92,097,975     56,878,270     26,581,122

OPERATING EXPENSES:
  Medical expenses                           41,812,940   25,149,892       10,472,784
  Medical expenses, related parties          27,875,293   17,125,490        7,074,205
  Payroll and related expenses               10,012,045    6,659,224        4,305,685
  Selling, general, and administrative costs  9,741,831    7,517,177        4,533,543
  Amortization expense                        1,191,012    	 160,333           34,151
                                             -------------------------     ----------
     Total operating expenses                90,633,121   56,612,116       26,420,368
                                             ---------------------------   ----------
     Operating income                         1,464,854      266,154          160,754

OTHER INCOME (EXPENSE):
  Interest           			                      361,200        504,415          511,257
  Other                                        46,000       (155,928)          97,366
                                             ---------------------------   ----------
         Total other income, net              407,200        348,487        608,623
                                             ---------------------------   ----------
     Income before federal income taxes
       and minority interest                1,872,054        614,641        769,377

FEDERAL INCOME TAXES                          279,143        429,348        504,006
                                             ---------------------------   ----------
                                            1,592,911        185,293        265,371
MINORITY INTEREST                              67,327        518,258        115,497
                                             --------------------------    ----------
NET INCOME                                 $1,660,238     $  703,551     $  380,868
                                             =========     =========       ==========

NET INCOME PER COMMON SHARE                  $  28.33     $    12.00     $     6.49
                                             =========      ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING            58,601         58,619         58,650
                                             =========      ==========     ==========


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                              Common Stock
                                                             ------------
                                                       Class A           Class B        Additional                      Balance
                                                      -------            -------          paid-in     Shareholder       carried
                                                  Shares    Amount   Shares    Amount     capital      receivable       forward
                                                  ------    ------   ------    ------     -------      ----------       -------
                                                                                                        C>

Balances at January 1, 1997                         656      $656    40,600   $40,600    5,046,417      (500,000)    $4,587,673

  Cash received from shareholder receivable										                                                    250,000		      250,000

  Repurchase of Class A common stock
     and membership rights from physicians          (8)       (8)                           (1,728)                     (1,736)

      Reduction in equity from issuance of subsidiary's stock                             (628,599) 			    (628,599)

       Net income

       Change in unrealized loss on securities available for sale, net of deferred taxes

  Net income
                                                  -----     -----   -------   -------   ----------      ---------      ----------

Balances at December 31, 1997                       648      $648    40,600   $40,600    4,416,090      (250,000)     4,207,338

  Cash received from shareholder receivable                                                              250,000        250,000

  Repurchase of Class A common stock
     and membership rights from physicians         (29)      (29)                          (30,988)                    (31,017)

  Net income
                                                  -----     -----   -------   -------   ----------      ---------      ----------

BALANCE, December 31, 1998                          619      $619    40,600   $40,600   $4,385,102                   $4,426,321


  Repurchase of Class A common stock and           (34)      (34)
     Membership rights from physicians                                                     (35,068)                     (35,102)


  Net income
                                                  -----     -----   -------   -------   ----------      ---------      ----------

BALANCE, December 31, 1999                          585      $585    40,600   $40,600   $4,350,034                    $4,391,219

                                                  =====     =====   =======   =======   ==========      ==========    ==========


                                                                                              Net unrealized
                                                                                                  loss on
                                                                                                investment
                                                                                                securities
                                                  Balance         Paid-in                      available for        Total
                                                  brought      capital from     Retained       sale, net of      shareholders'
                                                  forward        affiliates     earnings      deferred taxes        equity
                                                  -------        ----------     --------      --------------        ------

Balances at January 1, 1997                     $4,587,673       $1,472,108    $3,540,660         $(29,831)        $9,570,610

  Cash received from shareholder receivable    	   250,000									          250,000

 Repurchase of Class A common stock
     and membership rights from physicians          (1,736)                                                           (1,736)

Reduction in equity from issuance of
	subsidiary's stock				                           (628,599)										                              (628,599)

  Net income                                          -                           380,868                             380,868

  Change in unrealized loss on securities
     available for sale, net of deferred taxes        -                                              29,831            29,831
                                                ----------      -----------     ----------        ---------        ----------


BALANCES at December 31, 1997                    4,207,338        1,472,108      3,921,528                          9,600,974

Cash received from shareholder receivable          250,000                                                            250,000

  Repurchase of Class A common stock
     and membership rights from physicians         (31,017)                                                          (31,017)

  Net income                                                                       703,551                            703,551

                                                ----------      -----------     ----------       ---------         ----------

BALANCE, December 31, 1998                      $4,426,321       $1,472,108     $4,625,079        $    -          $10,523,508

Cash received from shareholder receivable

  Repurchase of Class A common stock and          (35,102)                                                           (35,102)
     membership rights from physicians

  Net income                                                                     1,660,238                          1,660,238
                                                ----------      -----------     ----------        ---------        ----------

BALANCE, December 31, 1999                      $4,391,219       $1,472,108     $6,285,317        $               $12,148,644
                                                ==========      ===========     ==========        =========        ==========



See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                    		   1999          1998        1997
OPERATING ACTIVITIES:
  Net income                                      		$ 1,660,238  $  703,551   $  380,868
  Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
     Gain on sale of Dental Network	                    (44,500)
     Depreciation                            	          523,372     384,620       283,945
     Amortization                           		        1,191,012     160,333        34,151
     Deferred income taxes, net      	       		        (813,161)   (268,589)      (78,604)
     Provision for doubtful accounts                    207,356     307,000        57,796
     Minority interest                        	         (67,327)   (518,258)     (115,497)
     Cash provided (used) by changes in operating
          assets and liabilities:
       Service fees receivable                     		(1,631,435)  (1,520,090)     (848,307)
       Premiums receivable                         		  (544,285)    (405,968)   (1,672,363)
       Prepaid expenses                    	 	         (182,187)     (98,636)      (59,791)
       Other current assets                  	          (89,403)     316,923      (373,622)
	 Intangibles and other 	                              (390,009)     353,497        58,942
       Accounts payable                           		    142,196     171,648        48,279
       Accrued expenses                     	           665,805    (193,372)      761,129
       Reserve for unpaid claims and claims
          adjustment expenses                     		  1,108,249     708,257         (737)
       Due to (from) unrelated provider organizations   462,536    (533,992)    1,386,205
       Due to (from) related provider organizations   3,569,500  (3,057,956)    1,279,573
       Federal income tax payable                       (28,417)      28,417
       Unearned premiums                      		      2,967,241    (198,349)      321,261
                                                        ---------     --------    ---------
     Net cash provided (used) by operating activities   8,706,778  (3,660,964)    1,463,228

INVESTING ACTIVITIES:
     Purchase of investment securities available for sale                        (7,457,715)
     Sales and maturities of investment securities
       available for sale                                                        15,301,865
     Acquisition of Health First Partners, net of
       cash acquired									                                                     		(97,936)
     Sale of Dental Network					                           90,000
     Purchase of furniture, equipment, and
       computer software                            		   (769,630)   (810,032)     (508,715)
     Increase in restricted indemnity cash                (41,671) (1,344,582)
                                             									   --------- -----------     ----------
     Net cash provided (used) by investing activities    (721,301) (2,154,614)     7,237,499
                                                         --------- -----------     ----------
BALANCE, carried forward                           		   7,985,477 (5,815,578)     8,700,727
                                            									   ========= ===========     ==========

See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY CONSOLDIATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


          	                                            	 1999              1998           1997

BALANCE, brought forward                             $7,985,477      $(5,815,578)     $8,700,727

FINANCING ACTIVITIES:
     Repurchase of Class A common stock and membership
       rights from physicians                           (35,102)        (31,017)        (1,736)
     Receipt of shareholder receivable                                  250,000        250,000
     Redeemable equity participation	                 1,260,000
     Payment of note payable                         (1,887,996)
                                                      ----------       ---------     ----------
     Net cash provided by financing activities         (663,098)        218,983        248,264
                                                      ----------     -----------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   7,322,379     (5,596,595)     8,948,991

CASH AND CASH EQUIVALENTS:
     Beginning of period                       	       5,759,751     11,356,346      2,407,355
                                                       ---------     ----------      ----------
     End of year                               	     $13,082,130     $5,759,751    $11,356,346
                                                    		==========    ===========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for federal income taxes $1,350,000     $  250,000     $  955,000
   Cash paid during the year for interest     		     	    94,174

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
ACTIVITIES:
   Net assets for common stock (Note 8)                                               525,303
   Business acquired for note payable			                 612,333		     837,920


See accompanying notes to consolidated financial statements.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

  The Company's majority owned subsidiary, First Choice Health Plan, Inc.,(the
  Plan) is a health care services contractor which was formed on January 31, 1995, to offer fully insured health care services to an enrolled population in Washington state.

  Principles of consolidation: The consolidated financial statements include the accounts of the Company and the Plan. All significant intercompany accounts have been eliminated in consolidation.

  New accounting pronouncements: On June 16, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
  (SFAS) No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, which is effective for quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement, certain derivatives are recognized at fair value and changes in fair market value are recognized as gains or losses. Management is currently studying this pronouncement to determine its effect, if any, on the Company's financial statements.

  Cash equivalents: The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1999 and 1998, cash and cash equivalents consist of cash management funds of $13,082,130 and $5,759,751, respectively.

  Service fees receivable: Service fees receivable consist primarily of estimates for hospital administrative fees receivable related to claims incurred on or before the balance sheet date but not reported. The Company evaluates the reasonableness of hospital administrative fees receivable based on claims reported in subsequent periods. These estimates are subject to the effects of trends in claims. Although considerable variability is inherent in such estimates, management believes that the hospital administrative fees receivable is reasonable. The estimates are continually reviewed and adjusted as necessary in the period new information becomes known.

  Allowance for doubtful accounts: The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses related to receivables.

  Premiums receivable: Premiums receivable represents monthly group health insurance premiums billed and outstanding.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Furniture, equipment, and computer software: Furniture, equipment, and computer software are recorded at cost. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets or lease term ranging from three to five years.

  Restricted indemnity cash: Restricted indemnity cash consists of amounts required to be restricted for potential claims from enrollees as required by the Office of Insurance Commissioner of the State of Washington.

  Other intangible assets: Intangible assets assumed in the Providence Plan Partners PPO network acquisition were trademarks, contracts, and a noncompetition agreement. Intangible assets are amortized using the straight-line method over three years.

  Goodwill: Goodwill is determined as the difference between the purchase price and fair value of identifiable net assets purchased. Goodwill is amortized using the straight-line method over three to five years. Events or changes in circumstances have not occurred that indicate the value of goodwill has been impaired as of December 31, 1999 and 1998.

  Reserve for unpaid claims and claims adjustment expenses: This liability represents reported and unreported claims which have been incurred but have not been paid at the date of the financial statements. The reserve for unreported claims is determined actuarially using prior experience and the nature of current health insurance contracts and volume. Included in the liability is an estimate of the expenses necessary to settle claims. Due to the uncertainties inherent in the estimation process, actual costs may differ from the estimated amounts in the near term, and these differences may be significant.

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

  Unearned premiums: Unearned premiums consist of insurance premiums received prior to fiscal year end for health insurance coverage subsequent to year end.

  Operating revenue: Operating revenue consist primarily of premium revenue, medicare revenue, network access fees, and hospital administrative fees. Premium revenue represents amounts charged for health care services and is recognized as revenue in the period for which enrollees are entitled to medical care. Medicare revenue is paid at a fixed per member per month capitation amount by the HCFA based on the projected medical cost for each Medicare member and are recognized as revenue over the coverage period. Network access fees are recognized as earned during the period of coverage and are recorded at contractual rates. Hospital administrative fees are recognized as earned in the period hospital claims are incurred by a subscriber and are recorded at a contractual percentage of the claims.
  For the year ended December 31, 1999 and 1998, 34% and 43%, respectively, of the premium revenue related to one subscriber group.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

  Valuation of long-lived assets: Using its best estimates, based on reasonable and supportable assumptions and projections, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances have indicated that the carrying amounts of its assets might not be recoverable. At December 31, 1999 and 1998, no write downs were required.

  Earnings per share: Net income per common share (class A and B) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 41,201, 41,219 and 41,248 common shares and 17,400, 17,400, and
  17,402 shares applicable to affiliate common share equivalents (Note 2) in 1999, 1998 and 1997, respectively. Shares issued and reacquired during each period were weighted for the portion of the period that they were outstanding. There are no dilutive securities.

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

  Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2:  SHAREHOLDERS' EQUITY

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

  Transfer of stock: Shareholders may only transfer their stock in the Company to the Company for repurchase. The repurchase price is established by the Board of Directors each fiscal year as set forth in the bylaws. Class A shares were repurchased at $1,031.95, $1,014.91 and $1,108.15 per share during 1999, 1998 and 1997, respectively.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Dividends: The Board of Directors may declare and pay dividends on one or more classes of common stock at such times and in such amounts as it designates, but in no event may dividends be paid while there is an outstanding obligation to repurchase shares. Dividends are allocated among shareholders of each class of stock according to the number of shares outstanding to each Class A or B shareholder. Any dividends paid to the Class B shareholders must be shared with the nonshareholders that have rights equivalent to that of the other shareholders.

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

NOTE 3:  REDEEMABLE EQUITY PARTICIPATION

  On  December  20,  1999, First  Choice
  Health Network, Inc. executed an agreement with University of Washington Academic Medical Center (UWMC) to become a participant in the administration, operations and any incentives bestowed upon any shareholders in the Company effective January 1, 2000. UWMC will pay a fee of $2,520,000, payable $1,260,000 upon execution of this Agreement and the remaining $1,260,000 in three equal payments of $420,000 due annually for three years plus interest at five percent (5%).

  UWMC does not become a shareholder or member of the Company. UWMC shall participate in any incentive or reward program established by the Company
  as  if  UWMC owned  5,800  shares  of class  B  common  stock.    Dividends,
  distributions, and liquidation of the Company are also determined as if UWMC owned 5,800 shares of class B stock.

  If the Company performs certain actions that substantially change the organization, the Company discontinues the health care facility services contract with UWMC, or if total managed care enrollment falls below 500,000 member months, then UWMC can withdraw from the agreement, but no refunds are given. If the Company merges, is sold, or if the Company takes a material action that proves detrimental to UWMC, then UWMC may redeem their interest for the equivalent of the fair value of 5,800 class B common shares of FC stock, less any amounts still owed by UWMC. Since redemption, under certain terms, is outside the control of the Company, the amounts received are recorded as a redeemable equity participation.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  FEDERAL INCOME TAXES

Federal income taxes consist of the following components:

                     Years Ended December 31,
                     ------------------------
                   1999         1998       1997
                 ------        ------    ------
  Current      $1,092,304    $697,937   $582,610
  Deferred      (813,161)   (268,589)   (78,604)
               ----------   ---------   --------
                 $279,143    $429,348   $504,006
               ==========   =========   ========



Federal income taxes differ from the amount computed by applying the expected U.S. corporate income tax rate to income before federal income taxes for the years ended December 31 as follows:


                                                 1999             	1998                 1997
                                                ------    		  	------       	   -----
                                           Amount     Percent     Amount    Percent     Amount    Percent
						                                    	-------	   -------    	------    -------     ------ 	  -------
 Computed expected rate                   $636,498    34.0%     $208,978      34.0%     $261,558  34.0%
 Tax effect of permanent differences:
     Valuation allowance on Plan NOLs                              66,640      10.8      179,481   23.4%
     Change in valuation allowance     		 (73,608)  	(3.9)%
     Provision reconciliation to return
	             filed					                	(283,747)  (15.2)%
     Political contributions                                      139,328      22.7%       34,026    5.6%
     Other                              		 14,402      2.3%       28,911        3.8%
                                           ---------   -----     --------    ------       ------   -----
                                           $279,143    14.9%     $429,348     69.8%     $504,006   66.8%
                                           ========    =====     ========     =====      =======   =====


               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The deferred tax assets and liabilities resulting from the tax effects of temporary differences at December 31 are presented below:

                                                   1999         1998
                                                   ----         ----
  Deferred tax assets:
     Net operating losses                      $2,200,080   $1,598,029
     Reduction of shareholders' equity            213,724      213,724
     Allowance for doubtful accounts              108,048      122,745
     Unearned Premium                             211,107
     Amortization                                 209,848
     Vacation                                      87,506
     Other                                         32,886       53,664
                                                 ---------   ----------

     Gross deferred tax assets                  3,063,199    1,988,162
     Valuation allowance                       (2,200,080)  (1,835,844)
                                                ---------    ----------
       Net deferred tax assets                    863,119      152,318

  Deferred tax liabilities:
     Cash to accrual adjustment                   112,624      225,248
     Furniture, equipment and computer software    34,355       24,091
                                                 ---------    --------
       Total deferred tax liabilities             146,979      249,339
                                                 ---------    --------
     Deferred income tax asset (liability), net  $716,140     ($97,021)
                                                 =========    ========

     Current portion of deferred tax assets       548,735      152,318
      Long-term portion of deferred tax assets    314,384
                                                 --------     --------
      Deferred income tax assets                 $863,119     $152,318
                                                 ========     ========

    Current portion of deferred tax liabilities  $146,979     $136,715
    Long-term portion of deferred tax liabilities              112,624
                                                 ---------    --------
    Deferred  income tax liability               $146,979   $  249,339
                                                 ========     ========

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The valuation allowance was established in 1997 for the tax benefit of the 1997 NOLs of the Company since the Company filed a separate federal income tax return for the final six months of 1997 and the first three weeks of 1998 and the realization of the tax benefit is unlikely. The allowance also provides for NOLs acquired in the Health First Partners, Inc. acquisition as described in Note 8. The following schedule represents the amounts of the Plan's NOLs and their expiration date:

               2007         150,754
               2008          53,781
               2009          20,754
               2010       1,584,667
               2011       2,075,894
               2012       2,353,449
               2013         231,526
                         ----------
                         $6,470,825
                         ==========

NOTE 5:  COMMITMENTS

  Leases: The Company leases its office facilities and some office equipment under operating leases expiring through 2003. The leases provide for monthly minimum rent payments, and some include renewal options for an additional five years.

  Rental expense charged to operations under the operating leases for the years ended December 31, 1999, 1998 and 1997, was $749,108, $510,316 and
  $254,247, respectively.

  Future minimum lease payments under the operating leases for the years ended December 31 are as follows:


            2000            817,500
            2001            815,204
            2002            830,026
            2003            431,540
                          ----------
                         $2,894,270
                          ==========


NOTE 6:  REPORTABLE OPERATING SEGMENTS

  Factors management used to identify the enterprise's reportable segments:
  The Company has two reportable segments which correspond to the organization of the Company and its majority-owned subsidiary, the Plan. Each segment requires distinct tracking capabilities in the areas of revenues, claims processing, marketing strategies and reporting to regulatory organizations.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

  Information about profit or loss and assets of reportable segments:

NOTE 5 #1


                                          First Choice    First Choice
                                         Health Network    Health Plan        Total
                                         --------------    -----------        -----
     1999:
       Revenues from external customers  $ 11,850,166      $80,247,809    $92,097,975
       Revenue from intercompany              337,226                         337,226
       Interest revenue (expense)            (44,726)          405,926        361,200
	      Depreciation/amortization expense    1,497,695          216,689      1,714,384
       Income tax expense (benefit)           640,470         (361,327)       279,143
       Expenditures on furniture, equipment
          and computer software               769,630                         769,630
       Segment profit (loss)                1,748,182        (155,271)      1,592,911

       Assets                             $23,515,062      $20,555,995    $44,071,057
       Liabilities                         $6,213,590      $10,413,052    $16,626,642

     1998:
       Revenues from external customers   $ 8,711,788      $48,166,482    $56,878,270
       Revenue from intercompany              345,184                         345,184
       Interest revenue                        65,587          438,828        504,415
       Depreciation/amortization expense      391,902          153,051        544,953
       Income tax expense (benefit)         1,639,030      (1,209,682)        429,348
       Expenditures on furniture, equipment
          and computer software               181,330          628,702        810,032
       Segment profit (loss)                2,837,133      (2,651,840)        185,293

       Assets                             $20,522,701      $12,374,475    $32,897,176
       Liabilities                         $5,328,643       $4,267,933     $9,596,576

     1997:
       Revenues from external customers     6,545,852       20,035,270     26,581,122
       Revenue from intercompany               86,918                          86,918
       Interest revenue                       131,520          379,737        511,257
       Depreciation/amortization expense      265,570           51,926        317,496
       Income tax expense (benefit)           537,730         (33,724)        504,006
       Expenditures on furniture, equipment
          and computer software               508,715            -            508,715
       Segment profit (loss)                2,601,835      (2,336,464)        265,371

       Assets                             $13,761,732      $12,817,130    $26,578,862
       Liabilities                         $1,466,574       $7,531,774     $8,998,348



               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 #2

                                        	   	   1999           1998           1997
                                        	  	   ----        	-----          ----
     Revenues:
       Total revenues for reportable segments
          and consolidated revenues   		$92,097,975    $56,878,270   $ 26,581,122
                                       	===========    ===========    ===========

     Profit or loss:
       Total profit or loss for reportable
	        	segments   			                	$1,592,911    $185,293     $ 265,371
       Adjustment for minority interest in
          consolidated statements       	    67,327     518,258       115,497
                                         		----------    --------     --------
            Consolidated net income    		$1,660,238    $703,551      $380,868
                                       		==========    ========     =========

     Assets:
       Total assets for reportable segments   $44,071,057   $32,897,176   $26,578,862
       Elimination of intercompany investment (13,171,522)  (11,457,007)  (6,667,309)
       Elimination of intercompany balances      (231,662)     (727,771)    (648,747)
                                              -----------    -----------  ----------
            Consolidated total assets         $30,667,873    $20,712,398  $19,262,806
                                               ==========    ===========  ===========
     Liabilities:

       Total liabilities for reportable
          		segments 				                    $16,626,642     $9,596,576   $8,998,348
       Elimination of intercompany balances     (231,662)      (727,771)    (648,747)
                                              -----------      ---------   -----------
            Consolidated total liabilities   $16,394,980      $8,868,805  $8,349,601
                                     	        ===========      ==========  ==========


               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Substantially all of the revenues from external customers are derived from within the state of Washington.

Revenues from one customer of the Plan represent approximately $24,500,000 and $19,800,000 of the Company's consolidated revenues for 1999 and 1998, respectively.

NOTE 7:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, service fees and premiums receivable, accounts payable, notes payable, and due to provider organizations approximates fair value because of the short maturity of these instruments.

NOTE 8:  RETIREMENT PLAN

The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan covering all full-time employees. Under the plan, employees can defer up to 12% of eligible compensation. The Company matches 50% of the employee contribution, up to 6% of the employee's eligible salary. Employees become fully vested in employee and employer contributions when the contributions are made. The Company also has the option to make an additional profit sharing contribution to the plan. Employer contributions to the plan for the years ended December 31, 1999 and 1998 amounted to $141,117 and $90,768 respectively.

NOTE 9:   ACQUISITIONS

Health First Partners and Health Washington contract: Effective July 1, 1997, the Plan acquired 100% of the stock of Health First Partners, Inc., a health care services contractor operating in the state of Washington, in which shareholders of the Company have and interest, by issuing 33,572 shares of stock. The acquisition has been accounted for as a purchase with a cost of the net assets acquired of approximately $936,000. The purchase price was allocated based on the fair value of assets and liabilities at the date of acquisition as follows: $660,740 working capital and $275,260 goodwill. The results of operations of Health First Partners, Inc. have been included in the Company's consolidated financial statements from the date of acquisition. At the same time, the Plan acquired a large contract from Health Washington, L.L.C., a limited liability company licensed under the laws of the state of Washington, in which shareholders of the Network have an interest, by issuing 34,523 shares of common stock. The primary asset acquired through this acquisition was an employer group health insurance contract and supporting health care network of providers for which fair value has been determined to be minimal, accordingly, no amounts have been attributed to this contract in the accompanying financial statements. The acquisition has been accounted for as a purchase. The results of operations attributable to the contract have been included in the Company's consolidated financial statements from the date of acquisition. As a result of the above transactions, there was a reduction in the Company's equity as the carrying value of the stock issued exceeded the fair value of the contract.

The Company retained 75.1% interest in the voting common stock of the Plan as a result of these acquisitions. In addition, the Company is required to contribute to the capital of the Plan, a percentage of the Company's administrative fee revenue for the ten years following July 1, 1997, if any. No minimum amounts of contributions are required. The Company contributed $1,714,515 for common stock and additional paid-in-capital on a percentage of the Company's revenues for the year ended December 31, 1999. The investment in the Plan is eliminated in consolidation. Prior to December 31, 1998, the Company contributed $1,159,667 in accordance with the contract based on expected revenues for the period ended December 31, 1998. The investment in the Plan is eliminated in consolidation. Subsequent to December 31, 1997, $630,031 was contributed for common stock and additional paid-in capital on a percentage of the Company's revenues for the year ended December 31, 1997.

In 1998, three shareholders of the Plan converted a portion of their common stock to preferred stock that increased to 80% the percentage of share of the Company in the Plan.

                 FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Providence Plan Partners PPO: On December 1, 1998, the Company purchased all of the assets of Providence Plan Partners PPO Business for a purchase price of $3,500,000 in the form of a note payable to be paid with interest at a rate of 6% over 18 months. The assets acquired consist of provider contracts ($1,680,000), trade name ($140,000), a noncompetition agreement ($840,000), computer equipment, and software licenses ($140,000). There is a contingent payment of $668,000 to be determined based on the revenues received by the Company from the acquired business during the 12 months after the closing date. This acquisition was accounted for using the purchase method. Results operations are included in the financial statements of the Company from the effective date of the acquisition December 1, 1998.

NOTE 10:  NOTES PAYABLE

The Company has an unsecured note payable at December 31, 1999 and 1998, related to the acquisition of Providence Partners PPO business (note 8)
of $1,612,004 and $2,887,667, respectively.   The note is payable in 18
equal monthly installments plus interest of 6%, starting December 1998.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11:  RESERVE FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the reserve for unpaid claims and claims adjustment expenses is summarized as follows for the years ended December 31:

                                                 1999          1998
                                                -------       ------
          Balance, beginning of year         $2,102,364     $ 1,394,107

          Incurred related to:
               Current year                  12,042,521       8,543,200
               Prior year                     (848,750)       (339,144)
                                             ----------     -----------
               Total incurred                11,193,771       8,204,056

            Paid related to:
               Current year                   8,831,908        6,440,836
               Prior year                     1,253,614        1,054,963
                                             ----------      -----------
               Total paid                    10,085,522       7,495,799
                                             ----------      -----------
          Balance, end of year               $3,210,613      $2,102,364
                                             ==========      ==========

As a result of changes in estimates of insured events in the prior year for 1999 and 1998, and recovery of duplicate claims payments of approximately $700,000 in 1999, the provision for unpaid claims and claims adjustment expenses for 1997 and 1998 decreased because of lower than anticipated losses.

The Company negotiated contracts with two contracted provider organizations in 1998 that impacted incurred expenses in 1997. Both renegotiated contracts related to the transfer of medical risk to the Company from contracts where each provider organization previously held risk. Claims incurred in 1998 include $1,502,904 for the retention of this risk. Claims paid in 1998 that related to 1997 were $905,107.

               FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12:  REGULATORY MATTERS

The Company is subject to regulation by the Office of Insurance Commissioner
(OIC)in the state of Washington including the requirement to follow statutory accounting principles (SAP), which differ from accounting principles generally accepted in the United States of America (GAAP). The OIC also requires that certain levels of capital be maintained. The State of Washington has adopted a risk-based capital (RBC) calculation for determining statutory capital requirements. This methodology became effective for the year ended December 31, 1999. At December 31, 1999, the Company was in compliance with the new capital requirements.

The primary differences in reporting between the SAP and GAAP result from goodwill, accounts receivables over 90 days past due, and prepaid expenses being treated as _non-admitted_ assets under SAP.

The NAIC has developed statutory accounting practices (the codification) which are expected to constitute the only source of prescribed statutory accounting practices. The NAIC anticipates the effective date for health-related organizations to be January 1, 2001. The codification will have no effect on those financial statements which are in accordance with accounting principles generally accepted in the United States of America. Statutory-basis shareholders' equity as filed in the OIC statement was $6,627,243 and $7,121,270 as of December 31, 1999 and 1998, respectively. Statutory-basis net loss as filed in the OIC statements was $364,612 and $2,651,839 for the year ended December 31, 1999 and 1998, respectively.

The Company is subject to regulations which limit dividend payments and regulate other intercompany transactions. At December 31, 1999 and 1998, the Company had negative statutory basis earned surplus and therefore must seek regulatory approval prior to payment. No dividends were paid by the Company during 1999 or 1998.

NOTE 13:  SUBSEQUENT EVENTS

Throughout 1999 and early 2000, the Plan contracted with Cascade Medical Group (Cascade) for capitated health care services. The Plan did not have insurance risk for the covered individuals to the extent that Cascade could continue to pay the Plan for claims paid on their behalf. In March of 2000, Cascade management dissolved the organization. The dissolution of Cascade does not affect the financial position or results of operations in 1999 because the Plan had a payable to Cascade as of December 31, 1999. However, management believes a loss of between $500,000 and $700,000 will be incurred in 2000 for claims paid in 2000 for which the Plan does not expect to be reimbursed. Management is evaluating the financial impact of this event. The ultimate financial impact of this event will be determined, and the expense will be recorded, during 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There were no disagreements with accountants on accounting and financial disclosure.

                                        PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a)OF THE EXCHANGE ACT.

The executive officers and directors of First Choice are as follows:


Name                         Age        Position

Gary R. Gannaway              53   President & Chief Executive Officer
David Peel                    39   Sr. Vice President _Chief Financial Officer
Ross D. Heyl                  46   Sr. Vice President & Chief Marketing Officer
Julie Keeffe                  42   Sr. Vice President-Medical Mgmt & Member
                         					     Services
Joe Leinonen, M.D.           	55   Chief Medical Officer
Paul M. Elliott          	    59   Director (III)
Andrew Fallat                 52   Director (II)
James J. Finley, M.D.         60   Director (III)
Kenneth D. Graham        	    53   Director (I)
Phillip J. Haas               51   Director (III)
William F. Johnston, M.D.     54   Director (II)
John F. Koster, M.D.          50   Director (III)
R. Dean Martz, M.D.      	    42   Director (III)
Barbara L. Mauk          	    54   Director (I)
Richard A. McGee, M.D.        54   Director (I)
Richard H. Peterson      	    57   Director (I)
Richard E. Rust, M.D.         73   Director (I)
Robert H. Smith,III           55   Director (II)
Richard Stubbs, M.D., M.B.A.	 54   Director (III)
Clyde D. Walker          	    44   Director (II)

   (I)    Term Expires in 2000
  (II)    Term Expires in 2001
 (III)    Term Expires in 2002

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

Paul M. Elliott, CPA

Mr. Elliott, recently retired, was formerly Senior Vice President of Finance and Operations for the Alpac Corporation. From August 1969 to August 1981, he was Vice President-Controller for Airborne Freight Corporation in Seattle. He is a member of the Board of Visitors for Central Washington University, on the Board of the Boys & Girls Clubs of South Snohomish County and a member of Rotary Club International.

Andrew Fallat, FACHE

Mr. Fallat has served as the Chief Executive Officer of Evergreen Healthcare since 1981. Evergreen Healthcare is a provider of a broad range of services in King and Snohomish Counties including a 149 bed acute care hospital, 17 bed skilled nursing facility, a free standing surgical center, Puget Sound's largest and most comprehensive hospital based hospice and home health program, mobile paramedic services and a broad range of other community-based health assistance programs. He is board member on the Foundation for Health Care Quality and is a Fellow in the American College of Healthcare Executives. Mr. Fallat holds a Masters degree in Healthcare Administration from George Washington University and a B.S. in Zoology from Duke University.

James G. Finley, M.D.

Dr. Finley joined The Everett Clinic in 1973 as a gastroenterologist. A native of Tennessee, he received his B.S. degree from Rhodes College in Memphis, Tennessee. His medical degree was received from Vanderbilt in 1966 and internship and first year Internal Medicine residency were also completed at Vanderbilt. A second year of Internal Medicine and two years of gastroenterology fellowship were completed at the University of Washington, followed by two years in San Diego with the United States Navy Hospital as a gastroenterologist.

Dr. Finley is a Diplomat of the American Board of Internal Medicine and the American Board of Gastroenterology since 1972. In addition to his practice of Gastroenterolgy, he has served as Medical Director of The Everett Clinic since 1983.
                                        37

Since January 1998, this position now occupies 100% of his professional time. He serves in board positions with Medical Partners Northwest and Washington Medical Group Alliance.

Kenneth D. Graham, FACHE

Mr. Graham has served as President and CEO at Overlake Hospital Medical Center since 1994, and has overseen significant changes in the organization. The hospital has: developed a new facilities master plan; introduced operational controls that have significantly improved hospital efficiency; established contracts with more than 25 managed care companies and implemented new programs like an adolescent psychiatric care program; a Multiple Sclerosis Center; a Level III Emergency Center and a Women's Hospital. He serves as Chair of the Overlake Venture Center and also the Chair of Dr. Goodwell.com; an Internet based virtual clinic service.

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

He earned a B.S. degree in Public Health and a Masters degree in Public Health Hospital Administration, both from UCLA. He is a Fellow in the American College of Health Care Executives and is the College's Regent for the State of Washington.

Phillip J. Haas

Mr. Haas is Administrator-Managed Care of Valley Medical Center, a 304-bed acute care public district hospital, with responsibility for negotiating, implementing, and administering contracts and joint ventures linking payers with the hospital, its clinic network, individual practice associations, and medical staff. Since joining Valley Medical Center in November 1993, he managed the development of a clinic network including seven primary care clinics, a family practice residency clinic, a behavioral health clinic, and two occupational health clinics.

From 1988 through 1993, Mr. Haas was Executive Director of Virginia Mason Health Plan, an HMO serving over 40,000 members. From 1985 to 1988, he was President of First Choice Health Network, a preferred provider organization. His prior experiences include serving as Senior Vice President of the Illinois Hospital Association, president of a hospital shared services organization, and administrative director of a medical school-based prepaid group practice plan. He is a Fellow of the American College of Healthcare Executives and a Director of First Choice Health Network, Inc. He received a M.B.A. degree from the University of Chicago and a B.A. degree from Northwestern University in Evanston, Illinois.

William F. Johnston, M.D., F.A.C.E.P.

Dr. Johnston is the Medical Director of Emergency Services at Northwest Hospital. Besides the supervision of the physicians who deliver emergency medical care at the hospital, his position provides an interface between administration, nursing, the medical staff and other hospital departments to help support the smooth delivery of emergency medical services at the hospital. He serves on the Executive Committee of the hospital as Chairman of the Department of Emergency Medicine. Bill also practices as an emergency physician and helps teach Advanced Cardiac Life Support and Advanced Trauma Life Support Courses. He received his M.D., M.B.A. and M.S.E.E. Bioengineering) degrees from the University of Washington.

John Koster, M.D.

John Koster, M.D. joined Sisters of Providence Health System in April 1997 as vice president of Clinical and Physician Services. In May of 1998 he was promoted to senior vice president in the Office of the CEO and chief executive of the Washington region. The Sisters of Providence Health System is comprised of 20 hospitals, 9 freestanding long-term care facilities, physician practices, managed care plans and other health and social services in the states of Alaska, Washington, Oregon and California.

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

Dr. Koster also served as vice president of Presbyterian Healthcare Services in Albuquerque, New Mexico, an integrated health care financing and delivery system serving 14 communities in New Mexico and Colorado. Dr. Koster was senior vice president of Rocky Mountain Healthcare Corporation, which managed BCBS plans of Colorado, New Mexico and Nevada. Board certified in Internal medicine, Dr. Koster was in private practice with a multispecialty group of primary care physicians from 1980 until 1988.

Dr. Koster graduated from New Mexico Tech with a bachelor's degree in biology. He earned his medical degree from the University of New Mexico. His postgraduate studies include Internship at Providence Hospital in Portland, Oregon and a residency in Internal medicine at the University of New Mexico Medical School.

R. Dean Martz, M.D.

Dr. Martz is a practicing neurosurgeon in Spokane since 1990. He is an active staff member of both Sacred Heart Medical and Deaconess Medical Centers in Spokane. He is a member of the American Medical Association, American Association of Neurological Surgeons, and was certified by the American Board of Neurological Surgeons in 1993. He received his medical degree from Case Western Reserve University in Cleveland, Ohio. He trained neurological surgery at the University of Michigan Hospitals in Ann Arbor.

Barbara L. Mauk

Ms. Mauk is the Director, Human Resources for Valley Medical Center, Renton, Washington. Previously, she was the Managing Partner of ClearPoint, an employee benefits brokerage and consulting firm. She has previously served as the Chief Operating Officer of The Reppond Company; Vice President Human Resources for KIRO Broadcasting, Inc.; and Personnel Director for Northwest Hospital. She is active with Bellevue Rotary, the American Compensation Association, Society of Human Resource Management, and the Employee Benefits Planning Association.

Richard A. McGee, M.D., F.A.C.P.

Dr. McGee has a full-time private medical oncology practice and is President of Washington Cancer Centers, the largest medical oncology group in Washington State. He was previously the Medical Director of Stevens Healthcare, a Public Hospital District, and is a consultant in Medical Staff Affairs to other area hospitals. He is a diplomat of the American Board of Internal Medicine as well as the specialty Boards of both the American Board of Hematology and the American Board of Medical Oncology. He is President of the Washington State Medical Oncology Society. He is Chairman of the Quality Assurance Committee of Stevens Health Network, a local PHO. He is a Clinical Professor of Medicine at the University of Washington and is a Fellow of the American College of Physicians. He is a member of the Clinical Practice Committee of the American Society of Clinical Oncology and Assistant Editor for Clinical Practice on their Web site. In the past, he has served as Chief of the Medical Staff and Chairman of several hospital committees. He was Vice-Chairman of the Board of Directors of Snohomish County Physicians Corporation, a Blue Shield company. His undergraduate studies were at John Carroll University, his graduate studies at Johns Hopkins University Medical School and his post graduate work was done at the University of Washington Hospital and the National Institutes of Health in Bethesda, Maryland.

Richard H. Peterson

Mr. Peterson is President and Chief Executive Officer of Swedish Health Services, a non-profit organization comprised of a 163-bed community hospital on the Ballard campus and a 697-bed tertiary care hospital on the First Hill campus. Mr. Peterson previously served as President and Chief Executive Officer of Fairview Riverside Medical Center in Minneapolis, Minnesota. In all, his career in health system administration has spanned more than 25 years. A native of Minnesota, Mr. Peterson holds a master's degree in hospital and health care administration from the University of Minnesota and a B.A. from Macalester College in St. Paul, Minnesota.

Richard E. Rust, M.D.

Dr. Rust is a retired family practitioner. Dr. Rust has served on the First Choice Health Network Board of Directors since 1985. Additional activities have included serving as Trustee of the Washington Academy of Family Physicians; Trustee, King County Medical Society; Trustee and Vice Chairman of King County Medical Blue Shield; and President of King County Academy of Family Physicians. He was Chief of Medical Staff of Northwest Hospital in 1965.

Robert H. Smith, III

Mr. Smith is Executive Vice President and Chief Financial Officer of Good Samaritan Community Healthcare. Mr. Smith holds an M.B.A. from San Diego State University, is a certified public accountant (CPA) and a certified healthcare executive (CHE). Previously, Mr. Smith served as Chief Financial Officer for Roseville Community Hospital near Sacramento, Merle West Medical Center in Klamath Falls, Oregon and was a senior accountant with Ernst & Young in San Diego. He has served actively with the Healthcare Financial Management Association in various posts, including chapter president, and has recently served as treasurer of the Board of Directors of several non-profit organizations.

Richard Stubbs, M.D., M.B.A

Dr. Stubbs is the Vice President, Medical Affairs and the senior physician manager in the MultiCare Health System with direct responsibility for medical staff relationships and the departments of Medical Staff Services, Family Practice Residency Education, Quality Management, Medical Records, Transcription, Pharmacy, Cancer Services, Perinatal and Neonatal Services.
Dr. Stubbs' position represents the key link between MultiCare Health Systems and the physician community in the Pierce and South King County areas. Dr. Stubbs previously served as Medical Director, McKay-Dee Hospital Center in Ogden, Utah, Medical Director for Blue Cross and Blue Shield of Virginia, in Richmond, Virginia, and Medical Director, IPA and Group Plans, FHP in Southern California. Dr. Stubbs received his undergraduate and medical degrees from the University of Arkansas and his M.B.A. from the University of Phoenix. He is Fellow of the American Board of Family Practice and a Fellow of the American College of Physician Executives where he currently serves on the Council of Fellows. He teaches Medical Ethics for the Tulane University Masters of Medical Management program.

Clyde D. Walker

Mr. Walker is Vice President, Human Resources of PRIMEX Aerospace and Electronics Division and PRIMEX Aerospace Company in Redmond, WA. Mr. Walker has over ten years experience in the human resources field and over twenty years of business administration and management experience. Since 1977, Mr. Walker has held positions of increasing levels of responsibility in areas including subcontract administration, contract administration, pricing and human resources. He received an M.B.A. degree from City University in Seattle and a B.A. degree in business administration from the University of Washington.

Mr. Walker recently served as Chairman of the Board of Directors of Big Brothers/Big Sisters of King County and led both boards through the combination of the two independent agencies. He remains on the resultant combined Board and also serves on the Board of Directors of First Choice Health Network.

The Company's Board of Directors proposed an amendment of the Bylaws to modify the membership of the Board, and on June 29, 1999, the shareholders approved the changes unanimously.

Classification of Directors. - The management of this corporation shall be vested in a Board of Directors. Effective from June 29, 1999, the Board of Directors shall consist of fifteen individuals: Six (6) directors (the "Class A Directors") shall be physicians representing Class A shareholders. Six (6) directors (the "Class B Directors") shall represent Class B shareholders and any public hospitals that have made capital contributions to the corporation ("participating hospitals"). Three (3) directors (the "Class C Directors") shall represent employers other than health care providers and/or be consumers of health care services.

The Board shall be divided into three categories as follows:

     Category   I: Two Class A Directors, two Class B Directors, and one Class
			      C Director.
     Category  II: Two Class A Directors, two Class B Directors, and one Class
				C Director.
     Category III: Two Class A Directors, two Class B Directors, and one Class
				C Director.

Directors may be removed, with or without cause, by an affirmative vote of the holders of at least 75% of the outstanding shares of each class of Common Stock, and the number, classification, qualifications and terms of directors may not be altered except by such class voting.

A quorum of six (6) directors is generally required to transact business at a meeting of the Board, except that a quorum of eight (8) directors is required for determination of the admission and expulsion of shareholders and "members" i.e., PPO physicians), the fees charged for and/or paid to health care providers, and any issues reviewed by the Board regarding the limitation or termination of health care provider contracts.

ITEM  11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation earned by the Company's President and Chief Executive Officer and each other executive officer who earned in excess of $100,000 in each of the last three fiscal years:

Name and Principal               		Annual Compensation All Other
   Position                        Year    Salary    Bonus    Compensation
-----------------------            ----    ------    -----    ------------
Gary Gannaway (1)           	      99   $238,218  $100,000  	$7,484
President and CEO                 	98   $226,518  $126,000
                         		        97   $221,589  $126,000

Ross Heyl                        		99   $112,879  $15,930   	$5,208
Senior Vice President, Marketing   98   $95,108   $18,000
                                 		97   $93,467   $18,000

Julie Keeffe, R.N.                	99   $143,205  $11,820   	  $475
Senior Vice President, Medical    	98   $117,500  $5,300
Management & Member Services

Joe Leinonen, M.D.                	99   $195,539  $12,610   	$6,250
Chief Medical Officer              98   $139,500

David Peel                        	99   $143,637  $22,250   	$6,250
Senior Vice President, Finance     98   $122,497  $22,900
                         		        97   $121,384  $22,900


Barbara L. Mauk, the Chairman of the Board, has been compensated $500 per month (inclusive of attendance at regular Board meeting) and an additional $150 per hour for committee meetings since July 1, 1994. All other directors have received $75 per hour for attendance at Board and committee meetings since February 1, 1995. The Chairman and directors compensation remained the same through December 31, 1999.

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

             				             Shares Owned  	         Percent of
	Name		      		             Class A   Class B		     Class A   Class B
------				                  -------   -------       -------   -------

Northwest Hospital               -      5,800             -       14.3%
1550 North 155th
Seattle, WA  98133

Providence-General               -      5,800             -       14.3%
14th and Colby
Everett, WA  98201

Good Samaritan                   -      5,800             -       14.3%
Community Healthcare
407-14th Avenue SE
Puyallup, WA  98371

Multicare Medical Center         -      5,800             -       14.3%
409 South J
Tacoma, WA  98405

Empire Health Services           -      5,800             -       14.3%
80 Fifth Avenue
Spokane, WA  99210

Swedish Medical Center           -      5,800             -       14.3%
747 Broadway
Seattle, WA  98114

Overlake Hospital Medical Center -      5,800             -       14.3%
1035 116th Avenue NE
Bellevue, WA  98004

Paul M. Elliott                  -        -               -        -

Andrew Fallat                    -        -               -        -

William F. Johnston, M.D.        1        -               *        -

Phillip J. Haas                  -        -               -        -

Barbara L. Mauk                  -        -               -        -

Richard A. McGee, M.D.           1        -               *        -

Richard H. Peterson              -        -               -        -

Richard E. Rust, M.D.            1        -               *        -

                               Shares Owned              Percent of
   Name                     Class A   Class B     	Class A    Class B
 --------                   -------   -------     	-------    -------

Richard Stubbs, M.D., M.B.A.     -        -               -        -

Robert H. Smith                  -        -               -        -

Clyde D. Walker                  -        -               -        -


Kenneth D. Graham                -        -               -        -

James J. Finley, M.D.            -        -               -        -

John Koster, M.D.                -        -               -        -

R. Dean Martz, M.D               -        -               -        -

All directors and executive
officers as a group (3 persons)  3     40,600             *        100%


Four additional hospitals in the state of Washington (Evergreen Hospital Medical Center, 12040 Northeast 128th Street, Kirkland, WA 98034, Valley Medical Center, 400 S. 43rd Street, Renton WA 98055, Stevens Memorial Hospital, 21601 76th Avenue, Edmonds, WA 98026, and University of Washington Medical Center, 1959 Northeast Pacific Street, Seattle, WA 98195) are not shareholders of the Company, but have made capital contributions to the Company in consideration of contractual rights substantially similar to the rights to which each holder of Class B Common Stock is entitled, including liquidation and dividend rights, but excluding voting rights. See "Item 8. Description of Securities."


ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1996, Overlake Hospital Medical Center, a Washington non-profit corporation, purchased 5,800 shares of the Company's Class B Common Stock at a purchase price of $258.62 per share, or an aggregate of $1,500,000. On December 19, 1996, $1,000,000 was received by the Company and accordance with the terms of the contract $250,000 is to be paid in December 1997 and $250,000 in December 1998. The Company received the final payment in December 1998.

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

(a)  Exhibits

2.1    Copy of Registrant's Restated Articles of
       Incorporation.*

2.2    Copy of Registrant's By-Laws.*

2.3    Copy of Contribution, Merger and Asset Purchase Agreement dated June
  	 2, 1997

2.4 Purchase agreement dated as November 12, 1998, among First Choice Health Network, Inc. and Providence Plan Partners.

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

10.21  Copy of Subscription Agreement dated July 16,1996, between
       Registrant and Overlake Hospital Medical Center.

10.22  Copy of Employment Agreement dated March 1, 1994 between
       Registrant and Mr. Ross D. Heyl.**

10.23 Copy of Participation Agreement dated December 20, 1999, between Registrant and University of Washington Medical Center and related Promissory Note in the aggregate principal amount of $ 1,260,000.*

16     Letter of change in certifying accountant (b)

* Filed as same numbered Exhibit in Registrant's Registration Statement on Form 10-SB.

** Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10K-SB.


(b)  Reports on Form 8-K.

16 Report dated December 30, 1999. Participation Agreement of University of Washington Medical Center.

                                  SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April 2000.


          FIRST CHOICE HEALTH NETWORK, INC.

          By:   /s/DAVID PEEL
               --------------------------------------
                   DAVID PEEL
                   Chief Financial Officer


In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on April 14, 2000.

          SIGNATURE                          TITLE
          --------- 		              -------


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


/ s / DAVID PEEL                   Principal Financial Officer
----------------------------
      DAVID PEEL



/ s / WILLIAM F. JOHNSTON          Director
----------------------------
      WILLIAM F. JOHNSTON


/ s / PAUL M. ELLIOTT              Director
----------------------------
      PAUL M. ELLIOTT


/ s / ANDREW FALLAT                Director
----------------------------
      ANDREW FALLAT


/ s / RICHARD STUBBS               Director
----------------------------
      RICHARD STUBBS
                                        49

/ s / PHILLIP  J. HAAS             Director
----------------------------
      PHILLIP J. HAAS


/ s / BARBARA L. MAUK              Director
----------------------------
      BARBARA L. MAUK


/ s / RICHARD A. MCGEE, M.D.       Director
----------------------------
      RICHARD A. MCGEE, M.D.


/ s / RICHARD H. PETERSON          Director
----------------------------
      RICHARD H. PETERSON


/ s / RICHARD E. RUST, M.D.        Director
----------------------------
      RICHARD E. RUST, M.D.


/ s / ROBERT H. SMITH, III         Director
----------------------------
      ROBERT H. SMITH, III


/ s / CLYDE D. WALKER              Director
----------------------------
      CLYDE D. WALKER

/ s / KENNETH D. GRAHAM            Director
----------------------------
      KENNETH D. GRAHAM

/ s / JAMES J. FINLEY              Director
----------------------------
      JAMES J. FINLEY, M.D.

/ s / JOHN KOSTER                  Director
----------------------------
      JOHN KOSTER, M.D.

/ s / R. DEAN MARTZ                Director
----------------------------
      R. DEAN MARTZ, M.D.