Form 10-Q
period 2000-03-31
FIRST CHOICE HEALTH NETWORK INC
filed 2000-05-16
CIK 922622

                         SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10 - Q

    [   X   ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2000

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

                    Yes   __X___           No   ______

 The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on March 31, 2000, was 585 shares and 40,600 shares, respectively.

                         FIRST CHOICE HEALTH NETWORK, INC.
                                 INDEX TO FORM 10-Q
                                                      Page
 Part I         Financial Information

      Item 1    Financial Statements

                Consolidated Balance Sheets
                at March 31, 2000 and
                December 31, 1999  . . . . . . . . . . . . . . . . . . . . .  3

                Consolidated Statements of Income
                for the Three Months Ended
                March 31, 2000 and 1999 . . . . . . . . . . . . . . . .		5

                Consolidated Statements of Cash Flows
                for the Three Months Ended
                March 31, 2000 and 1999. . . . . . . . . . . . . . . .	      6

                Notes to Consolidated
                Financial Statements . . . . . . . . . . . . . . . . . . . .  8

      Item 2    Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . 	     12


 Part II        Other Information

      Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . .     13

      Item 2    Changes in Securities . . . . . . . . . . . . . . . . .	     13

      Item 3    Defaults Upon Senior Securities . . . . . . . . . . . .	     13

      Item 4    Submission of Matters to a
                Vote of Security Holders . . . . . . . . . . . . . . . .     13

      Item 5    Other Information . . . . . . . . . . . . . . . . . . .	     13

      Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . .     13

                Signatures . . . . . . . . . . . . . . . . . . . . . . .     14

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                        MARCH 31, 2000 AND DECEMBER 31, 1999


                                                             March 31,    December 31,
ASSETS                                                         2000           1999

CURRENT ASSETS:
  Cash and cash equivalents                                $12,733,753   $ 13,082,129
  Service fees receivable, net of allowance for doubtful
     accounts of $275,393 at March 31, 2000 and  $252,361
	at December 31, 1999            				                        2,846,407      3,929,493
  Service fees and premiums receivable from related parties  1,378,380      1,213,593
  Premiums receivable, net of allowance for doubtful
     accounts of $104,737 at March 31, 2000 and $65,427 at
    	December 31, 1999                                						 2,893,777      2,562,710
  Due from unrelated provider organizations                  4,174,096      1,891,651
  Due from related provider organizations                    1,514,773        684,606
  Prepaid expenses	  	                                         672,180        572,935
  Deferred tax assets                                          551,528        548,735
  Other current assets                                          42,331        170,581
                                                           -----------    -----------
  Total current assets                                      26,807,225     24,656,434

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
  Furniture and equipment                                    3,547,099      3,353,485
  Computer software                                            337,453        324,385
                                                           -----------    -----------
                                                             3,884,552      3,677,870
  Less accumulated depreciation and amortization           (2,147,268)    (2,011,730)
                                                           -----------    -----------
     Furniture, equipment and computer software, net         1,737,285      1,666,140

DEFERRED TAX ASSETS                                            256,375        314,384

OTHER ASSETS:
  Restricted indemnity cash                                  1,793,210      1,747,626
  Goodwill, net of accumulated amortization of $151,375
     and $137,614                                              123,858        137,646
  Other intangible assets, net of accumulated amortization
     of $1,492,624 and $1,212,757                            1,865,776      2,145,643
                                                           -----------    -----------
     Total other assets                                      5,776,530      4,030,915
                                                           -----------    -----------
TOTAL                                                      $32,583,755     $30,667,873
                                                           ===========    ===========


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                        MARCH 31, 2000 AND DECEMBER 31, 1999

                                                             March 31,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                           2000           1999

CURRENT LIABILITIES:
  Accounts payable                                        $    623,642    $   520,046
  Accrued expenses                                           2,017,824      2,275,005
  Reserve for unpaid claims and claims adjustment expenses   5,908,308      3,210,613
  Due to unrelated provider organizations                    6,533,293      5,104,101
  Due to related provider organizations                         23,385        421,711
  Unearned premiums                                          2,399,831      3,104,521
  Deferred income taxes                                         94,705        146,979
  Current portion of note payable                              472,005      1,612,004
                                                           -----------     ----------
     Total current liabilities                              18,072,993     16,394,980


MINORITY INTEREST                                              871,651        864,249

REDEEMABLE EQUITY CONTRIBUTION                               1,260,000      1,260,000

SHAREHOLDERS' EQUITY:

  Common Stock:
     Class A, par value $1 - Authorized, 30,000 shares;
       issued and outstanding, 585 and 585 shares                  585            585
     Class B, par value $1 - Authorized, 70,000 shares;
       issued and outstanding, 40,600 and 40,600 shares         40,600         40,600
     Additional paid-in capital                              4,350,034      4,350,034
     Shareholder receivable
     Paid-in capital from affiliates                         1,472,108      1,472,108
     Retained earnings                                       6,515,785      6,285,317
                                                           -----------   ------------
          Total shareholders' equity                        12,379,112     12,148,644
                                                           -----------   ------------
TOTAL                                                      $32,583,755    $30,667,873
                                                           ===========   ============



See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                                               2000           1999
OPERATING REVENUE:
  Premium revenue                                          $20,587,212    $15,082,949
  Premium revenue, related parties                           3,479,415      1,575,366
  Medicare revenue                                           4,538,599        789,673
  Network access fees                                        1,765,518      1,871,404

  Hospital administrative fees                               1,192,838        973,760
  Hospital administrative fees, related party                  456,000        366,000
  Other                                                         68,810         48,591
                                                           -----------     ----------
     Total operating revenue                                32,088,392     20,707,743

OPERATING EXPENSES:
  Medical expenses                                          15,442,589      9,236,810
  Medical expenses, related parties                         10,295,060      6,157,874
  Payroll and related expenses                               3,001,972      2,344,449
  Selling, general, and administrative expenses              2,895,238      2,358,209
  Amortization expense                                         293,628        298,128
                                                           -----------     ----------
     Total operating expenses                               31,928,486     20,395,469
                                                           -----------     ----------
     Operating income                                          159,906        312,274

OTHER INCOME (EXPENSE):
  Interest                                                     210,728        102,331
  Other                                                        (9,440)       (52,760)
                                                            ----------     ----------
                                                               201,288         49,571
                                                            ----------     ----------
     Income before federal income taxes
       and minority interest                                   361,194        361,845

FEDERAL INCOME TAXES                                           123,324        219,943
                                                            ----------     ----------
                                                               237,870        141,902
MINORITY INTEREST                                              (7,402)          31,842
                                                            ----------     ----------
NET INCOME                                                  $  230,468     $  173,744
                                                            ==========     ==========

NET INCOME PER COMMON SHARE                                 $     3.93     $     2.96
                                                            ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                             58,585         58,615
                                                            ==========     ==========


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                               2000           1999
OPERATING ACTIVITIES:
  Net income                                                $  230,468      $ 173,744
  Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
     Depreciation                                              135,538        134,923
     Amortization                                              293,628        298,128
     Deferred income taxes, net                                  2,942      (128,941)
     Provision for doubtful accounts                            68,571         57,415

     Minority interest                                           7,402       (31,842)
     Cash provided (used) by changes in operating
          assets and liabilities:
       Service fees receivable                                 888,298         83,413
       Premiums receivable                                   (369,638)      (702,330)
       Prepaid expenses                                       (99,245)       (40,215)
       Other current assets                                    128,251      (189,163)
       Intangibles and other                                                   19,655
       Federal income tax payable                                             116,394
       Accounts payable                                        103,596        243,991
       Accrued expenses                                      (257,183)        519,022
       Reserve for unpaid claims and claims
		adjustment expense 					2,697,695       (166,144)
       Due to (from) related provider organizations        (1,228,493)        669,803
       Due to (from) unrelated provider organizations        (853,253)        576,198
       Unearned premiums                                     (704,690)        123,116
                                                            ----------     ----------
     Net cash provided by operating activities               1,043,887      1,757,167

INVESTING ACTIVITIES:

     Purchase of furniture, equipment, and
       computer software                                     (206,682)      (147,299)
     Increase in restricted indemnity cash                    (45,583)       (40,147)
                                                            ----------    -----------
     Net cash used by investing activities                   (252,265)      (187,446)
                                                             ---------    -----------
BALANCE, carried forward                                      $791,622     $1,569,721


See accompanying notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                  CONSOLDIATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                                               1999           1998

BALANCE, brought forward                                      $ 791,622   $ 1,569,721

FINANCING ACTIVITIES:
     Repurchase of Class A common stock and membership
       rights from physicians                                                 (4,149)
     Payment on note payable                                 (1,139,999)    (305,020)
                                                           --------------------------
     Net cash used by financing activities                   (1,139,999)    (309,169)
                                                    ------------------ --------------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS           (348,377)    1,260,552

CASH AND CASH EQUIVALENTS:
     Beginning of period                                    13,082,130      5,759,751
                                                           -----------     ----------
     End of period                                         $12,733,753     $7,020,303
                                                           ===========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for the quarter for interest                   $  9,440      $  37,760

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
ACTIVITIES:
     Business acquired for note payable                                       167,001




                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                     NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


 NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY
         OF SIGNIFICANT ACCOUNTING POLICIES

    Presentation of interim information:  The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the management of First Choice Health Network, Inc. and Subsidiary, the
    accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of
    March 31, 2000, and the results of operations for the three months ended March
    31, 2000 and 1999, and cash flows for three months ended March 31, 2000 and
    1999.  The consolidated financial statements were prepared on the same basis as the annual 1999 consolidated financial statements.

    Description of business:  First Choice Health Network, Inc. (the Company) was
    incorporated under the laws of the state of Washington on September 28, 1984.
    The Company was formed to organize a network of independent participating physicians and hospitals to provide a comprehensive, managed health care de-
    livery system for group plans established by employers and benefit groups.  The
    Company's business is conducted primarily in Washington, Oregon, and Alaska.

    The Company's majority owned subsidiary, First Choice Health Plan, Inc., (the
    Plan) is a health care services contractor which was formed on January 31, 1995, to offer fully insured health care services to an enrolled population in Washington state.

    Principles of consolidation: The consolidated financial statements include the accounts of the Company and the Plan. All significant intercompany accounts have been eliminated in consolidation.

    New accounting  pronouncements:  On June  16,  1998, the  Financial  Accounting
    Standards Board  (FASB)  issued  Statement of  Financial  Accounting  Standards
    (SFAS) No.  133, Accounting for  Derivative Financial  Instruments and  Hedging
    Activities, which is  effective for  quarters of  fiscal years beginning  after
    June 15, 2000.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging  activities.  Under this  statement, certain derivatives are recognized at fair  value and changes in fair market  value are
    recognized as  gains or losses.   Management  is currently  studying this  pro-
    nouncement  to determine  its  effect,  if  any,  on  the  Company's  financial statements.

    Cash equivalents:  The Company considers all  investments purchased with an original maturity of three months or less to be cash equivalents.  At March 31,
    2000 and December 31, 1999, cash and cash equivalents consist of cash management funds of $12,733,753 and $13,082,130, respectively.

    Service fees receivable:  Service fees receivable consist primarily of estimates for hospital administrative fees receivable related to claims incurred on or before the balance sheet date but not reported.  The Company evaluates the reasonableness of hospital administrative fees receivable based on claims reported in subsequent periods.  These estimates are subject to the effects of trends in claims.  Although considerable variability is inherent in such estimates, management believes that the  hospital administrative fees re-
    ceivable is reasonable.  The estimates are continually reviewed and adjusted as necessary in the period new information becomes known.




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

    Goodwill: Goodwill is determined as the difference between the purchase price and fair value of identifiable net assets purchased. Goodwill is amortized using the straight-line method over three to five years. Events or changes in circumstances have not occurred that indicate the value of goodwill has been impaired as of March 31, 2000 and December 31, 1999.

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

    One subscriber group provided 24.87% of the premium revenue for the three months ended March 31, 2000.

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

    Valuation of long-lived assets:  Using its best estimates, based on reasonable and supportable assumptions and projections, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances have indicated that the carrying amounts of its assets might not be recoverable.  At
    March 31, 2000 and December 31, 1999, no write downs were required.

    Earnings per share:  Net income per common share (class A and B) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 41,185, and 41,215 common shares and 17,400 and 17,400 shares applicable to affiliate common share equivalents (Note 2) in March 2000 and 1999, respectively.  Shares issued and reacquired during each period were weighted for the portion of the period that they were outstanding.  There are no dilutive securities.

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

    Transfer of stock:  Shareholders may only transfer their stock in the Company to the Company for repurchase.  The repurchase price is established by the
    Board of Directors each fiscal year as set forth in the bylaws.  Class A shares were repurchased at $1,040.60, and $1,031.95 per share during 2000 and 1999, respectively.

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


 NOTE 3:  CONTINGENT LIABILITY

    Throughout 1999 and early 2000, the Plan contracted with Cascade  Medical Group
    (Cascade) for capitated health care services.  The Plan did  not have insurance risk for the covered individuals  to the extent that Cascade could  continue to
    pay the Plan for claims  paid on Cascade's behalf.   In March of  2000, Cascade
    management dissolved the  organization.   The dissolution  of Cascade does  not
    affect the financial position or results of operations in 1999 because the Plan had a  payable to  Cascade  as of  December 31,  1999.  Management has  accrued
    $500,000 for losses associated with  Cascade through March 31, 2000.   However,
    management believes that a total loss of  $700,000 will be incurred in 2000 for all claims paid for which the Plan does not expect to be reimbursed. Management will continue to evaluate the financial impact of this event.





 FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATION



 Overview

 The Network's ability to retain existing clients and attract new clients is largely dependent on its ability to control health care costs by creating and maintaining a network of high quality, efficient, fully credentialed providers who agree to accept competitive reimbursement rates and on its ability to control excess utilization through its utilization management program. During 2000, the Company continued to expand its PPO network

 The Plan's revenues consist primarily of commercial premiums resulting from the offering of health insurance products.
 Medical expenses are largely comprised of capitation arrangements with the physician organizations (PO) in which the risk for health insurance coverage has been passed to the PO. The Plan passes much of the premium to the POs and keeps a certain percentage for administrative fees, which covers services that the Plan provides on behalf of the PO. The Plan is responsible should a PO fail to fulfill its commitment to provide medical services and fund claims for `services.

 Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

 Operating revenue increased 55% to approximately $32.1 million for the first quarter of 2000, from approximately $20.7 million during the same period of 1999.
 The majority of the increase was due to a 34% increase in the Plan's health
 insurance member months.   The Plan's membership increased from 134,659 member
 months to 180,467 member months during the same period of 1999.   The Medicare
 Risk revenue increased 475% in the first quarter of 2000 compared to the same period in 1999.  The Medicare Risk membership increased from 2,733 member months in 1999 to 9,940 member months in 2000.

 Total operating expenses increased 56.5% to approximately $31.9 million for the first quarter of 2000, from approximately $20.4 million in the same quarter of
 1999.  Medical expenses drove the majority of the increase as the result of the increase in Plan and Medicare health insurance membership.  Payroll and related expenses increased 28.1% resulting from the hiring of additional employees needed
 to administrate the increased growth and new product lines.   Operating expenses
 also increased as the result of increased marketing expenditures related to the new Medicare product as well as the premium taxes associated with The Plan's business.

 Federal income taxes decreased from $123,324 in 2000 from $219,943 in 1999 resulting from a year-to-date deferred tax adjustment.

 Minority interest also decreased from $31,842 in 1999 to $(7,402) in 2000 as a result of the risk in net income on the Company's majority owned subsidiary.

 Liquidity and Capital Resources

 At March 31, 2000, the Company had cash, cash equivalents and investment securities at fair market value of approximately $12.7 million compared to approximately $7.0 million at March 31, 1999.

 The Company anticipates that the revenues generated by operations cash and cash equivalents as of March 31, 2000 will be sufficient to meet its cash requirements throughout 2000.





 Throughout 1999  and early 2000,  the Plan contracted  with Cascade Medical  Group
 (Cascade) for  capitated health care services.   The Plan  did not have  insurance
 risk for the covered individuals to the extent that Cascade  could continue to pay
 the  Plan  for claims  paid  on  Cascade's behalf.    In  March of  2000,  Cascade
 management  dissolved the  organization.   The  dissolution  of Cascade  does  not
 affect the  financial position or results of  operations in 1999 because  the Plan had a payable to Cascade as of December 31, 1999.  Management has accrued $500,000
 for losses  associated with Cascade through  March 31, 2000.   However, management
 believes that  a total loss of  $700,000  will be incurred in 2000 for  all claims paid  for  which the  Plan  does not  expect  to  be reimbursed.  Management  will continue to evaluate the financial impact of this event.


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

                      27 _ Financial Data Schedule


							13








                                     SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIRST CHOICE HEALTH NETWORK, INC.

 Date:     May 15, 2000


                   By:  / s /David Peel
                   	David Peel
                   	Vice President of Finance
                   	(Principal Financial and Accounting Officer
                   	and Duly Authorized Officer)



						14




















































                                         14
