Form 10-Q
period 2000-06-30
FIRST CHOICE HEALTH NETWORK INC
filed 2000-08-14
CIK 922622

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10 - Q

       [   X   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000

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

                        Yes   __X___           No   ______

     The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on June 30, 2000, was 584 shares and 40,600 shares, respectively.

                          FIRST CHOICE HEALTH NETWORK, INC.
                                 INDEX TO FORM 10-Q

                                                                         Page
     Part I         Financial Information

          Item 1    Financial Statements

                    Consolidated Balance Sheets
                    at June 30, 2000 and
                    December 31, 1999  . . . . . . . . . . . . . .        3

                    Consolidated Statements of Income
                    for the Three Months and Six Months Ended
                    June 30, 2000 and 1999 . . . . . . . . . . . ..  	    4

                    Consolidated Statements of Cash Flows
                    for the Six Months Ended
                    June 30, 2000 and 1999. . . . . . . . . . . .         5

                    Notes to Consolidated Financial Statements. . . . 	   6

          Item 2    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations. .      6

     Part II        Other Information

          Item 1    Legal Proceedings. . . . . . . . . . . . . . . .      7

          Item 2    Changes in Securities . . . . . . . . . . . . . .     8

          Item 3    Defaults Upon Senior Securities . . . . . . . . .     8

          Item 4    Submission of Matters to a
                    Vote of Security Holders . . . . . . . . . . . . . 	  8

          Item 5    Other Information . . . . . . . . . . . . . . . . .  10

          Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . 	 10

                    Signatures . . . . . . . . . . . . . . . . . . . .   10

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      JUNE 30, 2000 AND DECEMBER 31, 1999

                                                             June 30,    December 31,
ASSETS                                                         2000           1999
                                                           (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                               $  9,447,867  $  13,082,130
  Premiums and service fees receivable, net of allowance
     for doubtful accounts of $454,770 at June 30, 2000
     and $317,788 at December 31, 1999                       6,450,081      7,705,796
  Due from unrelated provider organizations                  5,596,015      1,891,651
  Due from related provider organizations                    2,211,906        684,606
  Prepaid expenses                                             836,151        572,935
  Deferred tax assets                                        1,127,450        548,735
  Other current assets                                          56,148        170,581
                                                           -----------    -----------
  Total current assets                                      25,725,618     24,656,434


FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE, NET             1,816,414      1,666,140

OTHER ASSETS:
  Other assets                                               2,055,074      2,062,010
  Other intangible assets, net of accumulated
     amortization of $1,937,626 and $1,350,371               1,696,033      2,283,289
                                                          ------------   ------------
     Total other assets                                      3,751,107      4,345,299
                                                          ------------- -------------
TOTAL ASSETS                                                31,293,139     30,667,873
                                                            ==========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses and accounts payable                      2,914,484      2,795,051
  Reserve for unpaid claims and claims adjustment expenses   5,397,373      3,210,613
  Due to unrelated provider organizations                    5,225,878      5,104,101
  Due to related provider organizations                         22,528        421,711
  Unearned premiums                                          3,412,860      3,104,521
  Deferred income taxes                                         94,705        146,979
  Current portion of note payable                                           1,612,004
                                                           -----------     ----------
  Total current liabilities                                 17,067,828     16,394,980

  MINORITY INTEREST                                            808,370        864,249

  COMMITMENTS (Note 2)

  REDEEMABLE EQUITY PARTICIPATION                            1,260,000      1,260,000

SHAREHOLDERS' EQUITY:
  Common stock                                                  41,184         41,185
  Additional paid-in capital                                 5,821,111      5,822,142
  Retained Earnings                                          6,294,647      6,285,317
                                                           -----------    -----------
  Total shareholders' equity                                12,156,941     12,148,644
                                                           ------------   -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $31,293,139    $30,667,873
                                                            ==========     ==========



See notes to consolidated financial statements.

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             JUNE 30, 2000 AND 1999

                                            	Three Months Ended  	   	Six Months Ended
                                               		June 30,                    June 30,
                                               		2000       1999       2000  	  	1999
OPERATING REVENUE:
  Premium revenue     	                        $ 21,790,527  $15,399,785 $42,377,738  $30,482,734
  Premium revenue, related parties                 3,747,67    1,562,665   7,227,090    3,138,031
  Medicare revenue                                5,005,011    1,286,121   9,543,609    2,075,794
  Network access fee                              1,686,624    1,971,481   3,452,142    3,842,885
  Hospital administrative fees                    1,019,000    1,021,173   2,211,838    1,994,933
  Hospital administrative fees, related parties     431,000      381,000     887,000      747,000
  Other                                              98,355       92,212     167,165      140,803
                                              	------------  -----------   ----------  ----------

  Total Operating Revenue                        33,778,191   21,714,437  65,866,582   42,422,180
                                                ------------ ------------  -----------  ----------

OPERATING EXPENSES:
  Medical expenses                                16,721,308    9,717,891  32,163,897   18,954,701
  Medical expenses, related parties               11,147,539    6,478,594  21,442,598   12,636,468
  Payroll and related expenses                     3,267,998    2,450,204   6,269,970    4,794,652
  Selling, general and
     administrative costs                          2,991,581    2,328,844   5,886,818    4,687,052
  Amortization expense                               293,628      298,128     587,256      596,256
                                                ------------   ----------    --------   ----------

  Total Operating Expenses                        34,422,053   21,273,661  66,350,539   41,669,129
                                                ------------   ----------  ---------- ------------
  Operating income (loss)                          (643,862)      440,776   (483,957)      753,051

OTHER INCOME (EXPENSE):
  Interest                                           215,884       98,694     426,612     201,025
  Other                                              (2,360)     (40,680)    (11,800)     (93,440)
                                                ------------    ---------- -----------  ----------

  Total Other Income                                 213,524       58,014     414,812     107,585
                                                -------------   ---------- -----------  ----------

     Income (loss) before taxes federal taxes      (430,338)      498,790    (69,145)     860,636
FEDERAL INCOME TAXES                               (145,922)      198,462    (22,598)     418,405
                                                ------------   ----------  -----------  ----------
     Income (loss) before minority interest        (284,416)      300,328    (46,547)     442,231

MINORITY INTEREST                                     63,281       24,041      55,879      55,883
                                               -------------   ----------  -----------  ----------
NET INCOME (LOSS)                                $(221,136)     $324,370      $9,332    $498,114

                                                  ==========   ===========  ==========  =========
NET INCOME (LOSS) PER COMMON SHARE                 $  (3.77)      $  5.53    $   0.16      $ 8.50
                                                ============  ==========   ===========  ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                  58,585        58,608      58,585      58,612
                                        								============  ===========  ===========  ==========





See notes to consolidated financial statements.

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                      June 30, 2000 and December 31, 1999

                                                                            2000              1999
OPERATING ACTIVITIES:
  Net income                                                               9,332      	 498,113
  Adjustments to reconcile net income to net cash
   cash provided (used) by operating activities:
   Depreciation                                                          277,673           260,373
   Amortization                                                          587,256           596,256
   Deferred income taxes, net                                          (572,980)            25,394
   Provision for bad debts                                               143,536           142,736
   Minority interest                                                    (55,879)          (55,883)
     Premium and service fees receivable                               1,112,179         (689,369)
     Prepaid expenses                                                  (263,216)          (94,341)
     Other current assets                                                114,433          (18,113)
     Federal income tax payable                                                             93,011
     Accrued expenses and accounts payable                               119,433         (225,535)
     Reserve for unpaid claims and claims adjustment expenses          2,186,760           767,670
     Due to (from) related provider organizations                    (3,582,587)           536,872
     Due to (from) unrelated provider organizations                  (1,926,483)           746,766
     Unearned premiums                                                   308,338           381,404
                                                                      ------------       ---------
  Net cash provided (used) by operating activities                   (1,542,203)         2,965,354

INVESTING ACTIVITIES:
  Purchase of furniture, equipment, and computer software              (427,947)         (426,912)
  Increase in restricted indemnity cash                                 (51,073)          (41,671)
                                                                    ------------      ------------
    Net cash provided (used) by investing activities                   (479,020)         (468,583)

FINANCING ACTIVITIES:
  Repurchase of Class A common stock and membership rights
        from physicians                                                  (1,032)          (12,387)
  Payment of note payable                                            (1,612,004)         (943,998)
                                                                    ------------      ------------
   Net cash provided (used) by financing activities                  (1,613,036)         (956,385)
                                                                    ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (3,634,259)         1,540,386

CASH AND CASH EQUIVALENTS
  Beginning of period                                                 13,082,129         5,759,751
                                                                 ---------------     -------------
  End of period                                                       $9,447,867        $7,300,137
                                                                    ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                               $11,800           $93,440
 Cash paid during the year for federal income taxes                      430,000           270,000

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
 AND INVESTING ACTIVITIES:

  Business acquired for note payable                                                       167,001



See notes to consolidated financial statements.

                  FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                      NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


     NOTE 1:  PRESENTATION OF INTERIM INFORMATION

     The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the
     Securities  and Exchange Commission.   In the  opinion of  the
     management of First  Choice Health  Network,   Inc.   and  Subsidiary,
     the accompanying   unaudited consolidated financial statements include
     all normal adjustments considered necessary to present fairly the financial position as of June, 30 2000 and December 31, 1999, and the results of operations for the three months and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30,
     2000 and 1999.   The consolidated financial statements  were prepared
     on the same basis as the annual 1999 consolidated financial statements.

     NOTE 2:  COMMITMENTS

     First Choice Health Network, Inc. and Subsidiary has committed to purchase software for a cost of approximately one million dollars. The completion of this project is expected to occur in October 2000.


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATION

     Overview

     The Company's operations consists of two business segments. The parent company, First Choice Health Network, operates a PPO rental network. The subsidiary Company, First Choice Health Plan (Plan), operates as a health care service contractor that accepts insurance risk.

     The Network's revenues consists of access fees arising from the rental of the PPO network. The Plan's revenues consist primarily of commercial and medicare risk premiums resulting from the offering of health
     insurance products.   Medical expenses are largely comprised of
     capitation arrangements with the physician organizations (PO) in which the risk for health insurance coverage has been passed to the PO. The Plan passes much of the premium to the POs and keeps a certain percentage for administrative fees, which covers services that the Plan provides on behalf of the PO. The Plan is responsible should a PO fail to fulfill its commitment to provide medical services and fund claims for services. In addition the Plan reimburses some providers on a discounted fee schedule. Under these arrangements the Plan is at risk for health insurance coverage.

     Three Months Ended June 30, 2000 Compared to Three Months Ended June
     30, 1999

     Operating revenue increased 56% to approximately $33.8 million for the second quarter of 2000, from approximately $21.7 million during the
     same period of 1999.   This increase was the result of many factors.
     The Medicare risk product line became a larger component of overall Plan revenue. The Medicare Risk revenue increased 289% from $1.3 million to $5.0 million which was driven by membership growth of 11,380 member months versus 4,098. Commercial premium revenue increased from $16.9 million to $25.5 million, an increase of 51%, consisting of an increase in membership of 31% and an increase in rates of 15%. The mix of Medicare Risk is 16% of Plan revenues versus 7% for the previous year's comparative quarter.

     Total operating expenses increased 62% to approximately $34.4 million for the second quarter of 2000, from approximately $21.3 million in the same quarter of 1999. Medical expenses drove the majority of the increase as a result of the increase in commercial and medicare risk health insurance membership. Payroll and related expenses increased 33% resulting from the hiring of additional employees needed to administrate the membership growth.

     Six Months Ended June 30, 2000 Compared to Six Months Ended June 30,
     1999

     Operating revenue increased 55% to approximately $65.9 million for the first half of 2000, from approximately $42.4 million during the same
     period of 1999.   This increase was the result of many factors.  The
     Medicare risk product line became a larger component of overall Plan revenue. The Medicare Risk revenue increased 360% from $2.1 million to $9.5 million. This was driven by membership growth of 23,664 member months versus 7,836 and a 15% increase in rates over the previous period. Commercial premium revenue increased from $33.6 million to $49.6 million, an increase of 48%, consisting of an increase in membership of 32% and an increase in rates of 10%. The mix of Medicare Risk revenue is now
     16% of Plan revenues versus 5% for the previous half year.

     Total operating expenses increased 59.2% to approximately $66.4 million for the second quarter of 2000, from approximately $41.7 million in the same quarter of 1999. Medical expenses drove the majority of the increase as a result of the increase in commercial and medicare risk health insurance membership. Payroll and related expenses increased 30.8% resulting from the hiring of additional employees needed to administrate the membership growth.

     Federal income taxes decreased from $418,405 expense in 1999 to a $22,598 tax benefit resulting from the company's decrease in net income.


     Liquidity and Capital Resources

     At June 30, 2000, the Company had cash and cash equivalents of approximately $9.4 million compared to approximately $7.3 million at
     June 30, 1999.   The Company anticipates that the revenues generated by
     operations will be sufficient to meet its cash requirements throughout
     2000.


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

          Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders was held on June 22, 2000.

     (b)(1) The following individual was elected to the Board of Directors as
         	  a Director  for a three-year terms expiring at the Company's 2003
      		    Annual Meeting of Stockholders:  Richard A. McGee.

     (b)(2) The following individual was elected to the Board of Directors as
          		a Director for a three-year terms expiring at the Company's 2003
		          Annual Meeting of Stockholders: Richard E. Rust.

     (b)(3) The following individual was elected to the Board of Directors as
          		Directors for a three-year terms expiring at the Company's 2003
          		Annual Meeting of Stockholders: Kenneth D. Graham.

     (b)(4) The following individual was elected to the Board of Directors as
          		Directors for a three-year terms expiring at the Company's 2003
		          Annual Meeting of Stockholders: Richard H. Peterson.

     (b)(5) The following individual was elected to the Board of Directors as
          		Directors for a three-year terms expiring at the Company's 2003
		          Annual Meeting of Stockholders: Paul G. Ramsey.

     (b)(6) The following individual was elected to the Board of Directors as
          		Directors for a three-year terms expiring at the Company's 2003
		          Annual Meeting of Stockholders: Barbara L. Mauk.

     (b)(7) The following individual was elected to the Board of Directors as
          		Directors for a one-year term expiring at the Company's 2001
		          Annual Meeting of Stockholders: William J. MacDonald.

     (c) The matters submitted for vote at the Annual Meeting were as follows:

     (c)(1)   Election of Class A Directors for one, two, and three-year terms
          		  expiring at the Company's 2001, 2002, and 2003 Annual Meeting of
          		  Stockholders.  The shares were voted as follows:

     (c)(2)   Approval of amendment to bylaws to increase the Board of
          		  Directors from 15 to 17 individuals, with seven directors being physicians representing Class A shareholders, seven directors being participating hospitals representing class B shareholders, and three directors representing employers and/or consumers of health care services.

          NOMINEE                                 NUMBER OF SHARES
	-------------------                        --------------------

     Amendment to Bylaws for                                40,895
     Against                                             	  9
     Withheld                                                 0
     Abstentions                                             20

     Richard A. McGee for                                   40,869
     Against                                                 12
     Withheld                                                 0
     Abstentions                                             43

     Richard E. Rust for                                    40,852
     Against                                                  17
     Withheld                                                  0
     Abstentions                                              55

     Kenneth D. Graham for                                  40,853
     Against                                                  16
     Withheld                                                  0
     Abstentions                                              55

     Richard H. Peterson for                                40,859
     Against                                                  11
     Withheld                                                  0
     Abstentions                                              54

     Paul G. Ramsey for                                     40,838
     Against                                                  22
     Withheld                                                  0
     Abstentions                                              64

     Barbara L. Mauk for                                    35,086
     Against                                              	  5813
     Withheld                                                   0
     Abstentions                                               25

     William J. MacDonald for                               40,900
     Against                                                    5
     Withheld                                                   0
     Abstentions                                               19

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


                          FIRST CHOICE HEALTH NETWORK, INC.

     Date:     August 11, 2000



                      By:    / s /Kenneth A. Hamm
                      Kenneth A. Hamm
                      Chief Financial Officer
                      (Principal Financial and Accounting Officer
                      and Duly Authorized Officer)