Form 10-Q
period 2000-09-30
FIRST CHOICE HEALTH NETWORK INC
filed 2000-11-14
CIK 922622

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                     FORM 10 - Q

[   X   ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2000

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

                        Yes   __X___           No   ______

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on September 30, 2000, was 571 shares and 40,600 shares, respectively.

                          FIRST CHOICE HEALTH NETWORK, INC.
                                 INDEX TO FORM 10-Q

                                                                           Page
Part I            Financial Information

          Item 1    Financial Statements

                    Consolidated Balance Sheets
                    at September 30, 2000 and
                    December 31, 1999  . . . . . . . . . . .			3

                    Consolidated Statements of Income
                    for the Three Months and Nine Months Ended
                    September 30, 2000 and 1999 . . . . . . . . . . . . .. .  4

                    Consolidated Statements of Cash Flows
                    for the Nine Months Ended
                    September 30, 2000 and 1999. . . . . . . . . . . . . . .  5

                    Notes to Condensed Consolidated Financial Statements. .   6

          Item 2    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations. . . .  .   6

Part II        Other Information

          Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . .  8

          Item 2    Changes in Securities . . . . . . . . . . . . . . . .     8

          Item 3    Defaults Upon Senior Securities . . . . . . . . . . .     8

          Item 4    Other Information . . . . . . . . . . . . . . . . . .     8

          Item 5    Exhibits and Reports on Form 8-K . . . . . . . . . . .    8

                    Signatures . . . . . . . . . . . . . . . . . . . . . . .  8

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                           September 30, December 31,
ASSETS                                                         2000           1999
CURRENT ASSETS:
  Cash and cash equivalents                               $  6,332,968  $  13,082,130
  Premiums and service fees receivable, net of allowance
     for doubtful accounts of $1,111,211 at September 30, 2000
     and $317,789 at December 31, 1999                       6,259,244      7,705,796
  Due from unrelated provider organizations                  6,273,828      1,891,651
  Due from related provider organizations                    2,283,811        684,606
  Prepaid expenses                                             708,669        572,935
  Deferred tax assets                                        1,290,734        548,735
  Other current assets                                          94,205        170,581
                                                           -----------    -----------
  Total current assets                                      23,243,459     24,656,434


FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE, NET             2,217,321      1,666,140

OTHER ASSETS:
  Other assets                                               2,055,074      2,062,010
  Other intangible assets, net of accumulated
     amortization of $2,231,255 and $1,350,371               1,402,405      2,283,289
                                                          ------------   ------------
     Total other assets                                      3,457,479      4,345,299
                                                          ------------- -------------
TOTAL ASSETS                                                28,918,259     30,667,873
                                                            ==========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses and accounts payable                      3,428,343      2,795,051
  Reserve for unpaid claims and adjustment expenses          6,368,162      3,210,613
  Due to unrelated provider organizations                    3,373,300      5,104,101
  Due to related provider organizations                         47,801        421,711
  Unearned premiums                                          1,730,266      3,104,521
  Deferred income taxes                                         94,705        146,979
  Current portion of note payable                                           1,612,004
                                                           -----------     ----------
  Total current liabilities                                 15,042,577     16,394,980

  MINORITY INTEREST                                            692,945        864,249

  COMMITMENTS (Note 2)

  REDEEMABLE EQUITY PARTICIPATION                            1,260,000      1,260,000

SHAREHOLDERS' EQUITY:
  Common stock                                                  41,171         41,185
  Additional paid-in capital                                 5,807,147      5,822,142
  Retained Earnings                                          6,074,419      6,285,317
                                                          ------------    -----------
  Total shareholders' equity                                11,922,737     12,148,644
                                                          -------------    ----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $28,918,259    $30,667,873
                                                            ==========     ==========



See notes to condensed consolidated financial statements.

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                          SEPTEMBER 30, 2000 AND 1999

                                                        Three Months Ended                      Nine Months Ended
                                                          September 30,                           September 30,
                                                     2000                1999                2000                1999


OPERATING REVENUE:
  Premium revenue                               $ 23,494,003          $16,675,962        $65,871,742      $47,183,608
  Premium revenue, related parties                 3,897,453           1,861,821          11,124,543        4,999,852
  Medicare revenue                                 5,039,811           1,581,631          14,583,420        3,657,425
  Network access fee                               2,160,869           2,122,953           5,613,011        6,134,357
  Hospital administrative fees                       947,292           1,089,000           3,159,130        3,083,932
  Hospital administrative fees, related parties      503,171             421,000           1,390,171        1,168,000
  Other                                               60,202              52,628             227,367
                                                  ----------          -----------        ------------     -----------

  Total Operating Revenue                         36,102,801          23,804,995         101,969,384       66,227,174
                                                --------------     -------------      --------------     -------------

OPERATING EXPENSES:
  Medical expenses                                18,113,788          10,851,457          50,277,686       29,806,159
  Medical expenses, related parties               12,075,860           7,234,305          33,518,458       19,870,772
  Payroll and related expenses                     3,116,865           2,502,770           9,386,835        7,297,423
  Selling, general and
     administrative costs                          3,179,304           2,316,522           9,066,122        7,003,574
  Amortization expense                               293,628             298,128             880,884          894,384
                                                ------------          ----------         -----------       ------------

  Total Operating Expenses                        36,779,445          23,203,182         103,129,985       64,872,312
                                              --------------       -------------       -------------       ------------
  Operating income (loss)                          (676,644)             601,813         (1,160,601)        1,354,862

OTHER INCOME (EXPENSE):
  Interest                                           177,703             128,624             604,315          329,649
  Other                                                                  (23,600)           (11,800)         (117,040)
                                                ------------          ----------         -----------         ---------

  Total Other Income                                 177,703             105,024             592,515          212,609
                                                -------------         ----------         -----------        ----------

     Income (loss) before taxes federal income taxes(498,941)            706,837           (568,086)        1,567,472

FEDERAL INCOME TAXES                               (163,284)               1,318           (185,882)          419,723
                                                ------------          ----------         -----------       ----------
     Income (loss) before minority interest        (335,657)             705,518           (382,204)       1,147,748

MINORITY INTEREST                                    115,426               (438)             171,305          55,445
                                               -------------        ------------        ------------      ----------
NET INCOME (LOSS)   				        $(220,231)            $705,080          $(210,899)      $1,203,193
	                                            ==========         ===========          ==========       =========
NET INCOME (LOSS) PER COMMON SHARE                 $  (3.76)            $  12.03          $   (3.60)         $ 20.53
                               			 ===========          ==========         ===========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                  58,571               58,592             58,580           58,605
                                                ===========		     =========		==========      ==========

See notes to condensed consolidated financial statements.

                       FIRST CHOICE HEALTH NETWORK, INC.
                                 AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                FOR THE NINE MONTHS SEPTEMBER 30, 2000, AND 1999

                                                                            2000                1999
OPERATING ACTIVITIES:
  Net income                                                           (210,899)           1,203,193
  Adjustments to reconcile net income to net cash
   cash provided (used) by operating activities:
   Depreciation                                                          441,961             390,723
   Amortization                                                          880,884             393,380
   Deferred income taxes, net                                          (736,265)           (554,432)
   Provision for bad debts                                               793,422             177,458
   Minority interest                                                   (171,305)           (443,954)
   Cash provided (used) by changed in operating assets and liabilities:
      Premium and service fees receivable                                653,129         (2,135,426)
     Prepaid expenses                                                  (135,734)           (116,208)
     Other current assets                                                 76,377            (69,253)
     Federal income tax payable                                                              226,859
     Accrued expenses and accounts payable                               633,293             503,587
     Reserve for unpaid claims and claims adjustment expenses          3,157,549            (50,791)
     Due to (from) related provider organizations                    (4,721,573)           1,489,054
     Due to (from) unrelated provider organizations                  (3,364,520)           1,545,089
     Unearned premiums                                               (1,374,257)           1,146,757
                                                                      ------------        ----------

  Net cash provided (used) by operating activities                   (4,077,938)           3,706,036


INVESTING ACTIVITIES:
  Purchase of furniture, equipment, and computer software              (993,137)           (474,156)
  Increase in restricted indemnity cash                                 (51,073)            (41,671)
                                                                    ------------        ------------

    Net cash provided (used) by investing activities                 (1,044,210)           (515,827)

FINANCING ACTIVITIES:
  Repurchase of Class A common stock and membership rights
        from physicians                                                 (15,009)            (27,879)
     Payment of note payable                                         (1,612,004)           (914,994)
                                                                    ------------        ------------
   Net cash provided (used) by financing activities                  (1,627,013)           (942,873)
                                                                    ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (6,749,161)           2,247,336

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                 13,082,129           5,759,751
                                                                 ---------------    ----------------

  End of period                                                       $6,332,968          $8,007,087
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                               $11,800            $117,040
 Cash paid during the year for federal income taxes                      430,000             800,000

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
 AND INVESTING ACTIVITIES:

  Business acquired for note payable                                                        167,001



See notes to condensed consolidated financial statements.

                FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:  PRESENTATION OF INTERIM INFORMATION

The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of
the  Securities  and Exchange Commission.   In the  opinion of
the management  of First  Choice Health  Network,   Inc.   and
Subsidiary,   the   accompanying   unaudited consolidated financial
statements include all normal adjustments considered necessary to present fairly the financial position as of September, 30 2000 and December 31, 1999, and the results of operations for the three months and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. The consolidated financial statements were prepared on the same basis as the annual 1999 consolidated financial statements.

New accounting pronouncements: On June 16, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards(SFAS) No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, which is effective for quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement, certain derivatives are recognized at fair value and changes in fair market value are recognized as gains or losses. Management is currently studying this pronouncement to determine its effect, if any, on the Company's financial statements.

NOTE 2:  COMMITMENTS

First Choice Health Network, Inc. and Subsidiary has committed to purchase software for a cost of approximately one million dollars. The completion of this project is expected to occur in November
2000.

The company is currently involved in arbitration with a provider organization regarding contractual settlements receivable exceeding $900,000. The outcome of such arbitration is unknown at this time.


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

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999


Operating revenue increased 52% to approximately $36.1 million for the third quarter of 2000, from approximately $23.8 million during
the same period of 1999.   This increase was the result of many
factors. The Medicare risk product line became a larger component of overall Plan revenue. The Medicare Risk revenue increased 219% from $1.6 million to $5.0 million which was driven by membership growth of 10,680 member months versus 4,076. Commercial premium revenue increased from $18.5 million to $27.4 million, an increase of 48%, consisting of an increase in membership of 28% and an increase in rates of 13%. The mix of Medicare Risk is 16% of Plan revenues versus 8% for the previous year's comparative quarter.

Total operating expenses increased 59% to approximately $36.8 million for the third quarter of 2000, from approximately $23.2 million in the same quarter of 1999. Medical expenses drove the majority of the increase as a result of the increase in commercial and medicare risk health insurance membership. Payroll and related expenses increased 25% resulting from the hiring of additional employees needed to administrate the membership growth.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Operating revenue increased 54% to approximately $102.0 million for the nine months of 2000, from approximately $66.2 million during the
same period of 1999.   This increase was the result of many factors.
The Medicare risk product line became a larger component of overall Plan revenue. The Medicare Risk revenue increased 299% from $3.7 million to $14.6 million. This was driven by membership growth of 31,449 member months versus 9,112 and a 15% increase in rates over the previous period. Commercial premium revenue increased from $52.1 million to $77.0 million, an increase of 48%, consisting of an increase in membership of 30% and an increase in rates of 12%. Medicare Risk revenue is now 14% of Plan revenues versus 6% for the previous year.

Total operating expenses increased 59.0% to approximately $103.1 million for the third quarter of 2000, from approximately $64.9 million in the same quarter of 1999. Medical expenses drove the majority of the increase as a result of the increase in commercial and medicare risk health insurance membership. Payroll and related expenses increased 28.6% resulting from the hiring of additional employees needed to administrate the membership growth.

Federal income taxes decreased from $419,723 expense in 1999 to a $185,882 tax benefit resulting from recognition of the tax benefit for losses.

Liquidity and Capital Resources

At September 30, 2000, the Company had cash and cash equivalents of approximately $6.3 million compared to approximately $8.0 million at
September 30, 1999.   The Company anticipates that the revenues
generated by operations will be sufficient to meet its cash requirements throughout 2000.

Part II   Other Information

   Item 1    Legal Proceedings

             There are no material legal proceedings pending.

   Item 2    Changes in Securities

               No changes in the Company's securities occurred
  		     	  during this period.

   Item 3    Defaults Upon Senior Securities

             No senior securities of the Company are outstanding.

   Item 4    Other Information

              None

   Item 5    Exhibits and Reports on Form 8-K

                    (a)
                          Exhibits:

                          27 - Financial Data Schedule


                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST CHOICE HEALTH NETWORK, INC.

     Date:     November 14, 2000



                      By: /s/Kenneth A. Hamm
                         ____________________

                      	Kenneth A. Hamm
                      	Chief Financial Officer
                      	(Principal Financial and Accounting Officer and Duly Authorized Officer)