Form 10-K
period 2000-12-31
FIRST CHOICE HEALTH NETWORK INC
filed 2001-04-03
CIK 922622

         1            SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549



                              FORM 10 - K


         [ X ] ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2000
                                  OR


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


         Securities to be registered under Section 12 (g) of the Act:
             Class A Common Stock, par value $1.00 per share


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


The aggregate number of Registrant's shares outstanding on December 31, 2000 was 572 shares of Class A Common Stock, and 40,600 shares of Class B Common Stock, $1.00 par value, respectively.



Transitional Small Business Disclosure Format ( check one ):


                        Yes   ______        No   __X__

Documents incorporated by reference:

None

PART  I
      ITEM 1      BUSINESS                                             4

      ITEM 2      PROPERTIES                                           9

      ITEM 3      LEGAL PROCEEDINGS                                    9

      ITEM 4      SUBMISSION OF MATTERS
                  TO A VOTE OF SECURITY HOLDERS                        9

PART  II

      ITEM 5      MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                          9

      ITEM 6      SELECTED FINANCIAL DATA                             10

      ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                          10

      ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK                                         13

      ITEM 8      FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                  14

      ITEM 9      CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                31

PART  III

      ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF
                  FIRST CHOICE HEALTH NETWORK, INC.                   32

      ITEM 11     EXECUTIVE COMPENSATION                              39

      ITEM 12     SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                    40

      ITEM 13     CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                        42

PART  IV

      ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K                             43

                  SIGNATURES                                          47

                                     3

         4                                         PART  I


ITEM 1.     DESCRIPTION OF BUSINESS AND PRODUCTS

GENERAL

First Choice Health Network, Inc., ("The Network") is a provider-owned, managed health care company which has established a network of physicians, hospitals and other health care providers (a "Preferred Provider
Organization" or "PPO") located almost exclusively in the State of Washington for the provision of health care services. A small portion of the PPO is located in each of Alaska, Idaho and Montana. Subscribers (or members) in Oregon can also access a network of health care providers (marketed as a separate PPO). The Network contracts with the health care providers in its PPO for the provision of health care services on a discounted fee basis and contracts with self-insured employers, indemnity insurers, health maintenance organizations, union trusts (collectively, "Health Plans") and third party administrators ("TPAs"), to provide their subscribers (or members) access to the PPO, for which it receives a fee from the Health Plan or the TPA, as applicable, typically on a per subscriber (or member) per month basis. An additional per subscriber (or member) monthly fee is received in the event the Health Plan or TPA elects to receive utilization management services. In addition, the hospitals participating in the PPO pay The Network an administrative fee under their respective participating health care facility service contracts.

At December 31, 2000, The Network had arrangements with third party administrators and health plans representing approximately 1,200,000 members and their dependents (collectively "Covered Persons"). Practically all of the Company's revenues were derived from services performed in the state of Washington during the year ended December 31, 2000.

The Network's success depends to a significant degree on its ability to control health care costs for the Health Plans and employers utilizing its PPO. In addition to its discounted fee arrangements with the health care providers participating in its PPO, The Network controls health care costs with respect to a portion of the subscribers to its PPO through a primary care physician "gatekeeper" system of health care delivery and utilization management programs.

An integral part of The Network's PPO is its comprehensive quality assurance program. This program is designed to maintain and improve proper medical care and includes, verification of physicians' credentials and hospital accreditation, medical care evaluations, outcome studies which evaluate hospital admissions and referral patterns and the processing of Covered Persons' grievances. In excess of 73% of the PPO physicians are board certified or board eligible in one or more specialties.

First Choice Health Network, a corporation organized under the laws of the state of Washington in 1984, is owned by 572 physicians, all of whom own Class A Common Stock; seven hospitals who own Class B Common Stock, and four hospital participants.

During 1995, The Network formed a wholly-owned subsidiary, First Choice Health Plan, Inc.("The Plan"), to operate as a health care service contractor ("HCSC") that permits the Company to assume risk for healthcare services in its operations.

An HCSC is an organization that arranges for the provision and delivery of health care services for a fixed periodic premium through a network of providers who generally receive either a capitation fee (a fixed periodic fee per covered member) or a negotiated fee for the health care services rendered. HCSC's may use a "gatekeeper" system of health care delivery where each member is serviced by a primary care physician (generally, a family practitioner, pediatrician or internist). The primary care physician provides medical care related to the general health of the HMO member and refers members to specialists and other health care providers, as appropriate. HCSC's differ from PPO's in that they are permitted to assume the financial risk of the cost of health care services. HCSC's are required to register with the state of
                                     4

Washington Office of Insurance Commissioner. Filing requirements include filing copies of organizational documents, financial disclosure, forms of agreements to be issued to members, a schedule of proposed rates of reimbursement to providers, solicitation materials and a description of grievance procedures and a quality assurance program.

Risked Based Capital ("RBC") requirements were adopted by the state of Washington and the NAIC effective for 1998 and subsequent years, which established that certain required amounts of capital be maintained. As of December 31, 1998, and 1999, The Plan's RBC exceeded the required amount in connection with its statutory filing. As of December 31, 2000, The Plan's RBC was less than the required amount by $402,987. The Plan has subsequently cured this capital deficiency in March, 2001.

Effective December 1, 1998, First Choice Health Network, Inc. acquired the Sound Health Network preferred provider organization, or PPO Business. The acquired business consists of approximately 1,000 physicians, which serves about 125,000 subscribers with an annual revenue stream of approximately
$4.0 million. Under the terms of the purchase First Choice Health Network, Inc. purchased substantially all of the assets for Providence Plan Partners PPO Business for a minimum price of $2.8 million to be paid with interest of six percent over 18 months. A contingent payment of $668,000 determined based on the revenues received by First Choice Health Network from the PPO Business during the twelve months after the closing date has been paid. This transaction was accounted for using the purchase method.

During 1998, The Plan filed an application with the Federal Health Care Financing Administration ("HCFA")for a license to offer a Medicare risk product called SeniorsFirst. The medicare application was approved in the third quarter of 1998 and the first sales of the product occurred on January 1, 1999. As of December 31, 1999 and 2000, there were 2,585 and 2,973 members, respectively, and collected premiums of $5,990,985 and $17,172,220, respectively. The Plan ceased offering this product on January 1, 2001.

Redeemable Equity Participation

On December 20, 1999, First Choice Health Network, Inc. executed an agreement with University of Washington Academic Medical Center ("UWMC") to become a participant in the administration, operations and any incentives bestowed upon any shareholders in First Choice Health Network effective January 1, 2000. First Choice offers and operates a preferred provider organization and a managed care delivery system for cost-effective, quality health care benefits, and for comprehensive health care claims processing and administration. University of Washington Academic Medical Center has agreed to pay the affiliation fee of $2,520,000, payable $1,260,000 upon execution of the Agreement and the remaining $1,260,000 will be paid in three equal payments of $420,000 due annually for three years plus interest at five percent (5%).

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

PRODUCTS

First Choice Health Network's Preferred Provider Organization (PPO)

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

Physicians

In the primary care physician "gatekeeper" system of health care delivery, a Covered Person receives care from a participating primary care physician who, in turn, refers the Covered Person to specialists and hospitals, as required. Primary care physicians, consisting of family practitioners, pediatricians, general practitioners and internists, are important to The Network's health care cost containment as they control utilization of hospitals, specialists and other health care providers.

The Network seeks to include within its PPO high-quality, cost-effective physicians who have admitting privileges at a participating PPO hospital. In addition, physicians are recruited in geographic areas in which The Network's PPO does not have a physician presence if a prospective Health Plan has a large number of Covered Persons in such area. Upon receipt of an application by a physician to participate in the PPO, The Network conducts its own credentialing process (separate and distinct from those performed by participating hospitals with respect to physicians with admitting privileges), evaluating relevant information such as malpractice insurance, claims activity and the physician's standing with licensing regulatory authorities.

Hospitals

The Network has contracts with hospitals in most counties in the State of Washington and in each county in which it conducts business in other states. The PPO offers Covered Persons a full range of hospital services, including tertiary care.

The Network seeks to attract hospitals rendering high-quality, cost-effective care. Prior to contracting with a hospital, The Network reviews the hospital's accreditation, federal and state certifications, and internal and external claims data and reports, including data available from regulatory agencies.


Other Health Care Providers

The Network has contracts with many health care providers (other than physicians and hospitals) which, among other services, provide mental health care, diagnostic services, chiropractic services, physical therapy, out-patient surgery, laboratory services and home health care.

The Network has also developed a pharmacy network in the state of Washington, which provides data with respect to utilization of prescribed drugs by physicians participating in the PPO, which The Network intends to incorporate into its utilization management program.

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

At December 31, 2000, The Network had contractual arrangements through which Health Plans in both the public and private sectors representing approximately 1,220,000 Covered Persons, utilized the company's PPO. The

Network receives a fee for providing access to its PPO, this was typically on a per subscriber (or member) per month basis, from the Health Plan, either directly or indirectly through a Third Party Administrator (TPA). The per subscriber (or member) monthly fee is generally fixed for a twelve-month period under contracts with each Health Plan or TPA, and is based upon the extent of the network utilized (hospitals and/or physicians), whether utilization management services are requested and the number of Covered Persons.

First Choice Health Plan Products

The Plan offers health care coverage to individual groups, Association Plans as well as a Medicare Risk and Medicare Supplement product:

Association Plan

These plans include a plan offered through Costco Wholesale, a plan offered through the Employers Health Purchasing Cooperative, and a plan offered through the Bellevue Chamber of Commerce which are tailor made to targeted populations of employees.

Medicare Risk

The Plan offers a medicare risk product called SeniorsFirst for persons eligible to receive Medicare (parts A and B) at no or minimal cost to the member. SeniorsFirst is a medicare managed care plan that combines health insurance and health services in one organization, a Medicare + Choice HMO. SeniorsFirst offer the same benefits that original medicare offers and additional benefits, which may change from year to year. Under this program, the Health Care Financing Administration of the United States Department of Health and Human Services (HCFA) pays a fixed premium for coverage of each member based on a formula of the projected medical expense of each Medicare member. The Plan ceased offering this program as of January 1, 2001.

Medicare Supplement

Under the HCSC license, The Plan contracted with Olympic Health
Management Systems, Inc., to develop and implement a Medicare Supplement product. The rate schedules for the first phase of this proposed offering were filed and approved by the state Office of Insurance Commissioner in the spring of 1996. Upon acceptance of the proposed rates, The Plan and Olympic Health Management representatives marketed this product to the general public.

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

Point of Service Plan

This plan offers the same coverage as the Managed Plan but provides another level of benefit coverage. The member is required to choose a PCP during enrollment. The member may choose to have his/her services coordinated through the PCP in order to have the highest level of benefit coverage available. The member also has the choice to self-refer to an Extended PPO Network Provider, which is paid at a lower level.

Triple Option Health Plan

This plan offers three different levels of benefit coverage: the Community Network benefit level, the Extended PPO Network benefit level and an out-of-network benefit level. The member is required to choose a PCP during enrollment. The member may choose to have his/her services coordinated through the PCP in order to receive the highest level of benefit coverage available. However, the member may choose to self-refer to an Extended PPO Network Provider or a non-participating provider, which is covered at a lower reimbursement.


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

MAJOR CUSTOMER

The Company's largest customer, the Boeing Company, accounted for approximately 22% of the Company's premium revenue and 53% of premiums receivable in fiscal 2000 and approximately 34% of premium revenue and 68% of premiums receivable in fiscal 1999. Boeing accounted for approximately $22,700,000 and $24,500,000 of the Company's consolidated revenues for 2000 and 1999, respectively.

COMPETITION

The managed health care industry is highly competitive, primarily on the basis of price, the size, quality and geographic location of the network of physicians, hospitals and other health care providers, benefits provided and quality of service. The Network competes with other managed health care companies, such as health maintenance organizations and indemnity health insurance companies, and other PPO's in the state of Washington and believes, that through its licensure as a HCSC, it can maintain its PPO base and expand into additional areas of the marketplace.

GOVERNMENTAL REGULATION

Patient Bill of Rights

The Patient Bill of Rights was effective July 1, 2001, and it encompasses areas related to: (1) health plan disclosure nonpublic personal financial and health information, (2) disclosure of information regarding health benefits, (3) network adequacy, (4) quality in utilization review decisions, (5) grievance procedures, (6) independent review of health care disputes, and (7) health plan liability. This is not expected to have a material impact on operations.

HIPPA

The Health Insurance Portability and Accountability Act of 1996 ("HIPPA"), requires the United States Department of Health and Human Services
("DHHS") to develop standards and requirements for maintenance and transmission of health information that identifies individual members. The Standards for Electronic Transactions Final Rule was published August 2000 and became effective October 2000 with a compliance date of October 2002. The Standards for Privacy and Individually Identifiable Health Information Final Rule was published December 2000 and will become effective April
2001 with a compliance date of April 2003. Security Regulation will most likely be passed in 2001.

It is difficult to assess the costs related to HIPAA compliance because these are sweeping changes for which we have no historical experience. Overall, costs of implementation and risk management are expected to be significant as policy and process development is based on extensive assessment, staff training, IS solution purchases and ongoing compliance evaluation. There will be continuing costs to ensure compliance with the law over time.

Employees

At December 31, 2000, The Network had 217 employees, 213 of which were full-time . None of the company's employees are unionized or subject to collective bargaining agreements with The Network, and The Network believes its relationships with its employees to be good.

ITEM 2.     DESCRIPTION OF PROPERTY

First Choice leases and occupies two offices in separate buildings in downtown Seattle. The administrative, finance and marketing departments occupy an office consisting of approximately 20,675 square feet of space in an office building at 601 Union Street, Suite 1100, Seattle, Washington expiring March 2003.

Pursuant to the purchase of Sound Health Washington Preferred Provider Organization described on page 5, The company renewed the lease at the office building at 1100 Olive way, Suite 1480, Seattle, Washington expiring July 2003. This location consists of 11,209 square feet.

ITEM  3.     LEGAL PROCEEDINGS

In the normal course of business, the Company may encounter claims, assessments, and litigation brought against the Company. If and when these situations arise, the Company assesses the situation and accrues for financial exposure, if appropriate. As of December 31, 2000, the Company is not aware of any such material situations.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		No matters were submitted in the fourth quarter of 2000.

PART II

ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for any of the Company's equity securities.

As of December 31, 2000, there were 572 holders of the Company's Class A Common Stock, seven holders of the Company's Class B Common Stock, and four Hospital Participants and UWMC.

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

ITEM  6.     SELECTED FINANCIAL  DATA

                                       2000         1999         1998         1997        1996
                                ------------  -----------  -----------  -----------  ----------
Operating revenue               $139,144,059  $92,097,975  $56,878,270  $25,581,122  $6,199,506
Net income(loss)                  (1,349,859)   1,660,238      703,551      380,868   1,037,714
Net income(loss)
  per common share                    (23.04)       28.33        12.00         6.49       20.57
Total assets                      30,412,795   30,667,873   20,712,398   19,262,806  10,473,153
Total liabilities                 17,837,813   16,394,980    8,868,805    8,349,601     902,543
Redeemable equity participation    1,617,000    1,260,000         -            -           -

ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

OVERVIEW

The Network's ability to retain existing clients and attract new clients is largely dependent on its ability to control health care costs by creating and maintaining a network of high quality, efficient, fully credentialed providers who agree to accept competitive reimbursement rates and on its ability to control excess utilization through its utilization management program. During 2000, The Network continued to expand its PPO network. In 2000, The Network continued its system of physician reimbursement which had commenced in July 1993, referred to as the Resource Based Relative Value System, whereby fees to physicians are weighted more toward cognitive services (i.e., overall patient care) as opposed to procedural services (e.g., surgery and diagnostic tests). This system is consistent with the company's belief in the importance of managing the full scope of patient care to provide the most appropriate level of service for each patient.

Since its inception, the Company has negotiated reimbursement to its principal hospitals under a Diagnostic Related Group ("DRG") system under which payments are based on the diagnosis of the patient's condition, generally notwithstanding the length of hospitalization. In 1997, The Network negotiated with additional hospitals to change the basis upon which DRG's are determined from an "All Medicare Grouper" to an "All Patient Grouper" and concurrently introduced Washington State-specific hospital weights to more closely match reimbursement payments to actual resource consumption.

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

Medical expenses are largely comprised of capitation arrangements with the physician organizations ("PO") in which the risk for health insurance coverage has been passed to the PO. The Plan passes much of the premium to the POs and keeps a certain percentage for administrative fees which covers services that The Plan provides on behalf of the PO. The Plan assumes the full risk for approximately 50% of commercial members at year-end 2000. For the membership that The Plan is at risk for, the medical expenses are comprised of negotiated payments to physicians, hospitals and other health care providers which includes an estimated amount for incurred but not reported claims ("IBNR").

The Plan has a license with the Federal Health Care Financing Administration ("HCFA") to offer a Medicare risk product. The Medicare application was approved in the third quarter of 1998 with the first sales of the product occurring on January 1, 1999. The Plan ceased offering this product as of January 1, 2001.

The Plan transferred an additional $1 million on February 19, 1998 and $400,000 on March 31, 1998 to its restricted depository account in order to satisfy statutory requirements for additional restricted deposits related to the Medicare business.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO
YEARS ENDED DECEMBER 31, 1999 AND 1998

Operating revenue for the year ended December 31, 2000, increased to approximately $139.1 million in 2000 from approximately $92.1 million in 1999 and $56.9 million in 1998. The increase in 2000 was primarily due to increased Plan insured membership and rate increases. Commercial member months grew by 29% in 2000 and Medicare Risk member months grew by 157% during 2000. In addition, commercial premium rates increased by 14% and Medicare Risk premium rates increased by 21% during 2000. The company's network access fees increased from $5.6 million in 1998 to $7.8 million in 1999 and remained at $7.8 million in 2000. The increase in 1999 was a result of growth in The Network's rental of the PPO network as well as the purchase of the Sound Health network and related membership in December 1998. Hospital administrative fees increased from $4.8 million in 1998, $5.9 million in 1999, to $6.7 million in 2000. The growth in this line item was primarily due to the Sound Health acquisition in December 1998.

Total operating expenses increased 58% to approximately $143.2 million in 2000 versus approximately $90.6 million in 1999, and $56.6 million in 1998. Medical expenses drove the majority of the increase as a direct result of the increase in Plan health insurance membership as well as increased costs per member. Selling, general and administrative costs increased to approximately $12.2 million from approximately $9.7 million in 1999 and $7.5 million in 1998 as a result of increased operating expenditures related to the increased Plan membership as well as the premium and business taxes associated with The Plan's business. Payroll and related expenses increased 22% from approximately $6.6 million in 1998, $10.0 million in 1999, compared to approximately $12.2 million in 2000. The Network increased the number of employees as a result of the increased Plan membership.

Inflation

Health care costs in the United States have increased more rapidly than the national consumer price index in recent years, and that trend is expected to continue. The Company's operating results have not significantly been affected by general inflation, and the Company does not anticipate that inflation will have a significant impact on its operating results in the near term. However, inflation in healthcare costs does directly impact the Company's operation as most commercial groups have only annual rate adjustments. The Company obtained licensure as an HCSC in January 1995 and assumes risk for medical costs. Prior to 2000, the Company transferred risk to health care providers through capitation arrangements and risk-sharing provisions. In 2000, The Plan began to assume more risk for medical costs as provider groups terminated risk arrangements. At year-end 2000, The Plan was at risk for approximately 50% of commercial members. It is anticipated that this will increase to 75 - 80% in 2001. As a result of this, The Plan is significantly impacted by rising medical costs. Costs are managed through discounted contractual arrangements and medical management activities.

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

At December 31, 2000, the Company had cash and cash equivalents of approximately $12.7 million as compared to approximately $13.1 million at December 31, 1999.

On July 1, 1997, First Choice Health Network, Inc. (The Network), First Choice Health Plan, Inc. (The Plan), Health First Partners, Inc. (Health First) and Health Washington, L.L.C. (Health WA) entered into a merger and asset purchase agreement. The agreement between the four companies consisted of three transactions as described in the paragraphs below.

First, The Plan purchased substantially all of the assets of Health WA in exchange for 34,523 shares of The Plan's Common Stock. These shares were issued to the former shareholders of Health WA. The assets of Health WA consisted primarily of Health WA's rights to various provider contracts, a large group ontract, as well as other intangible property including trademarks. Estimated growth in membership was 12,500 as a result of this merger. These shares represent approximately 12.6% ownership in FC Health Plan.

Secondly, Health First merged with and into The Plan with Health First ceasing operations and The Plan as the surviving corporation. FC Health Plan issued 33,572 shares of stock to the former shareholders of Health First for the net assets of Health First as well as the rights to various provider and group contracts. The net assets purchased included those assets and liabilities that existed as of July 1, 1997, which had a book value of approximately $1.0 million. Estimated growth in membership was 5,500 as a result of this merger. These shares represent approximately 12.3% ownership stake in The Plan.

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

In January 1998, the owners of The Plan signed an agreement, which gave the Company an 80% ownership in the common stock of The Plan. The purpose of the increase in common stock ownership was to allow for consolidation of Plan income or losses in the Company's filing of consolidated tax return,
which includes The Plan.   This transaction by Health Washington exchanging
8,613 shares of common stock for the same number of preferred shares. Two other owners made a similar exchange of 4,187 shares each. In order to facilitate this transaction, The Plan amended their Articles of Incorporation to authorize 1,000,000 shares of preferred stock. This stock has a par value of $29.10 and is nonvoting and noncumulative, but has a dividend preference rate of 8.75% of the par value per share.

Effective February 1, 1998, the Network and Plan entered into a tax sharing agreement, which provides for the sharing of Federal income tax liabilities and benefits in the filing of consolidated tax returns.

In July, 1998, The Plan amended the Articles of Incorporation to increase the authorization of preferred shares to 1,000,000. The Network then increased its investment in The Plan by purchasing $3,000,000 in The Plan's preferred stock.

Effective December 1, 1998, the Company executed a purchase agreement to acquire the Sound Health-Washington PPO Business. The acquired business consists of approximately 125,000 subscribers with an annual revenue stream
of approximately $4.0 million.   The purchase was  $2.8 million to be paid with
interest at a rate of six percent over 18 months, and a contingent payment of $668,000 based on revenue received by the Company in the twelve months after the closing date. The revenue was received and the $668,000 paid before February 15, 2000.

On December 20, 1999, First Choice Health Network, Inc. executed an agreement with University of Washington Academic Medical Center to become a participant in the administration, operations and any incentives bestowed upon any shareholders in First Choice Health Network effective
January 1, 2000. University of Washington Academic Medical Center shall pay the affiliation fee of $2,520,000, payable $1,260,000 upon execution of this Agreement and the remaining $1,260,000 will be paid in three equal payments of $420,000 due annually for three years plus interest at five percent (5%). As of December 31, 2000, $1,617,000 in principal had been paid.

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

The Company anticipates that the revenues generated by operations cash and cash equivalents as of December 31, 2000 will be sufficient to meet its cash requirements throughout 2001.

Throughout 1999 and early 2000, The Plan contracted with Cascade Medical
Group (Cascade) for capitated health care services. The Plan did not have insurance risk for the covered individuals to the extent that Cascade could continue to pay The Plan for claims paid on their behalf. In March of 2000, Cascade management dissolved the organization. The dissolution of Cascade does not affect the financial position or results of operations in 1999 because The Plan had a payable to Cascade as of December 31, 1999. The ultimate financial impact of this event approximated $970,000, which was recorded as medical expenses during 2000.

During 2000 several other provider organizations experienced financial difficulties. As a result of this, The Plan recorded additional medical expense of approximately $4.4 million. The $4.4 million represents write-offs of provider settlement receivables and reserves for unpaid claims for estimated claim run out liabilities.

As a result of these additional medical expenses, The Plan required approximately $4.2 million in capital infusions from The Network in 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as of December 31, 2000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 16

Consolidated Balance Sheets as of December 31, 2000 and 1999 . . . . . . 17

Consolidated Statements of Income
      for the years ended December 31, 2000, 1999, and 1998. . . . . . . 19

Consolidated Statements of Shareholders' Equity
      for the years ended December 31, 2000, 1999, and 1998. . . . . . . 20

Consolidated Statements of Cash Flows
      for the years ended December 31, 2000, 1999, and 1998. . . . . . . 21

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 23

                         INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
First Choice Health Network, Inc.


We have audited the accompanying consolidated balance sheets of First Choice Health Network, Inc. and subsidiary (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ended in the period December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP
March 30, 2001
Seattle, Washington

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 and 1999

ASSETS	                                                             2000          1999
CURRENT ASSETS:
Cash and cash equivalents                                          $12,697,290   $13,082,130
Short term investments                                                 499,995         -
Service fees receivable, net of allowance for doubtful accounts
  of $650,024 and $252,361 at December 31, 2000 and 1999             2,131,111     3,929,493
Service fees and premiums receivable from related parties            1,326,448     1,213,593
Premiums receivable, net of allowance for doubtful accounts
  of $199,756 and $65,427 at December 31, 2000 and 1999              2,738,711     2,562,710
Provider settlements receivable - unrelated parties                    848,202     1,891,651
Provider settlements receivable - related parties                    1,032,618       684,606
Prepaid expenses                                                       839,805       572,935
Deferred tax assets (Note 4)                                         1,140,386       548,735
Other current assets                                                   716,959       170,581
                                                                  ------------   -----------
                        Total current assets                        23,971,525    24,656,434

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              4,354,690     3,353,485
Computer software                                                      886,933       324,385
                                                                  ------------   -----------
                                                                     5,241,623     3,677,870
Less accumulated depreciation and amortization                      (2,632,994)   (2,011,730)
                                                                  ------------   -----------
Furniture, equipment, and computer software, net                     2,608,629     1,666,140

DEFERRED TAX ASSETS (Note 4)                                           925,165       314,384

OTHER ASSETS:
Restricted indemnity cash                                            1,798,699     1,747,626
Goodwill, net of accumulated amortization of $192,658 and $137,614      82,602       137,646
Other intangible assets, net of accumulated amortization
  of $2,332,225 and $1,212,757                                       1,026,175     2,145,643
                                                                  ------------   -----------
            Total other assets                                       2,907,476     4,030,915
                                                                  ------------   -----------
TOTAL                                                              $30,412,795   $30,667,873
                                                                  ============   ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 and 1999


LIABILITIES AND SHAREHOLDERS' EQUITY                                     2000           1999
CURRENT LIABILITIES:
Accounts payable                                                   $  678,054    $   520,046
Accrued expenses                                                    3,296,789      2,275,005
Reserve for unpaid claims and claims adjustment expenses           10,181,595      3,210,613
Provider settlements payable - unrelated organizations              1,529,853      5,104,101
Provider settlements payable - related organizations                    -            421,711
Unearned premiums                                                   1,064,390      3,104,521
Deferred income taxes                                                  87,132        146,979
Current portion of note payable                                       301,829      1,612,004
                                                                  -----------    -----------
            Total current liabilities                              17,139,642     16,394,980

NOTE PAYABLE (Note 10)                                                698,171          -

MINORITY INTEREST                                                     173,062        864,249

REDEEMABLE EQUITY PARTICIPATION                                     1,617,000      1,260,000

COMMITMENTS (Note 5)

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 572 and 585 shares                              572            585
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                40,600         40,600
Additional paid-in capital                                          4,336,182      4,350,034
Paid-in capital from affiliates                                     1,472,108      1,472,108
Retained earnings                                                   4,935,458      6,285,317
                                                                  -----------    -----------
            Total shareholders' equity                             10,784,920     12,148,644
                                                                  -----------    -----------

TOTAL                                                             $30,412,795    $30,667,873
                                                                  ===========    ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                      2000          1999          1998
OPERATING REVENUE:
Premium revenue                                $ 90,054,697  $ 64,496,942  $ 42,634,121
Premium revenue, related parties                 15,162,019     7,204,129     3,720,738
Medicare revenue                                 19,060,419     6,338,440          -
Network access fees                               7,832,119     7,838,999     5,607,173
Hospital administrative fees                      4,532,068     4,289,828     2,956,822
Hospital administrative fees, related parties     2,201,602     1,609,000     1,841,789
Other                                               301,135       320,637       117,627
                                               ------------  ------------  ------------
            Total operating revenue             139,144,059    92,097,975    56,878,270

OPERATING EXPENSES:
Medical expenses                                 70,544,946    41,812,940    25,149,892
Medical expenses, related parties                47,089,964    27,875,293    17,125,490
Payroll and related expenses                     12,244,679    10,012,045     6,659,224
Selling, general, and administrative expenses    12,190,024     9,741,831     7,517,177
Amortization expense                              1,174,512     1,191,012       160,333
                                               ------------  ------------  ------------
            Total operating expenses            143,244,125    90,633,121    56,612,116
                                               ------------  ------------  ------------
            Operating income(loss)               (4,100,066)    1,464,854       266,154

OTHER INCOME (EXPENSE):
Interest and dividends                              780,904       361,200       504,415
Other                                                 -            46,000      (155,928)
                                               ------------  ------------  ------------
            Total other income                      780,904       407,200       348,487
                                               ------------  ------------  ------------
            Income (loss) before federal
               income taxes and minority
               interest                          (3,319,162)    1,872,054       614,641

FEDERAL INCOME TAXE EXPENSE (BENEFIT)            (1,278,116)      279,143       429,348
                                               ------------  ------------  ------------
                                                 (2,041,046)    1,592,911       185,293

MINORITY INTEREST                                   691,187        67,327       518,258
                                               ------------  ------------  ------------
NET INCOME (LOSS)                              $ (1,349,859) $  1,660,238 $     703,551
                                               ============  ============  ============
NET INCOME (LOSS) PER COMMON SHARE             $     (23.04)  $     28.33 $       12.00
                                               ============  ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING                  58,579        58,601        58,619
                                               ============  ============  ============

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                      Common stock

                                               Class A       Class B   Additional              Paid-in                   Total
                                                                         paid-in  Shareholder capital from  Retained  shareholders'
                                            Shares  Amt  Shares   Amt    capital  receivable  affiliates    earnings     equity
BALANCE, January 1, 1998                     648   $648  40,600 $40,600 $4,416,090 $(250,000)  $1,472,108  $3,921,528 $ 9,600,974

  Cash received from shareholder receivable                                          250,000                              250,000

  Repurchase of Class A common stock and
    membership rights                        (29)   (29)                  (30,988)                                        (31,017)

  Net income                                                                                                  703,551     703,551
                                             ---   ----  ------ ------- ---------- ----------  ----------  ---------- -----------

BALANCE, December 31, 1998                   619    619  40,600  40,600  4,385,102              1,472,108   4,625,079  10,523,508

  Repurchase of Class A common stock and
    membership rights                        (34)    (34)                  (35,068)                                       (35,102)
1

  Net income                                                                                                1,660,238   1,660,238
                                             ---   ----  ------ ------- ---------- ----------  ----------  ---------- -----------

BALANCE, December 31, 1999                   585    585  40,600  40,600  4,350,034              1,472,108   6,285,317  12,148,644


  Repurchase of Class A common stock and
    membership rights                        (13)    (13)                  (13,852)                                       (13,865)


  Net income                                                                                               (1,349,859) (1,349,859)
                                             ---   ----  ------ ------- ---------- ----------  ----------  ---------- -----------

BALANCE, December 31, 2000                   572   $572  40,600 $40,600 $4,336,182 $    -      $1,472,108  $4,935,458 $10,784,920
                                             ===   ====  ====== ======= ========== ==========  ==========  ========== ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                           2000          1999         1998
OPERATING ACTIVITIES:
  Net income                                        $(1,349,859)  $  1,660,238  $    703,551
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
    Gain on sale of Dental Network                         -           (44,500)         -
    Depreciation                                        621,264        523,372       384,620
    Amortization                                      1,174,512      1,191,012       160,333
    Deferred income taxes, net                       (1,262,279)      (813,161)     (268,589)
    Provision for doubtful accounts                     253,914        207,356       307,000
    Minority interest                                  (691,187)       (67,327)     (518,258)
    Cash provided (used) by changes in operating
        assets and liabilities:
      Service fees receivable                         1,565,527    (1,631,435)   (1,520,090)
      Premiums receivable                              (309,916)     (544,285)     (405,968)
      Prepaid expenses                                 (266,870)     (182,187)      (98,636)
      Other current assets                             (546,377)      (89,403)       316,923
      Other assets                                         -         (390,009)       353,497
      Accounts payable                                  158,008       142,196        171,648
      Accrued expenses                                1,021,784       665,803       (193,372)
      Reserve for unpaid claims and claims
          adjustment expenses                         6,970,982     1,108,249        708,257
      Provider settlements receivable -
          related organizations                        (769,723)      462,535     (3,057,956)
      Provider settlements receivable -
          unrelated organizations                    (2,530,799)    3,569,500       (533,992)
      Federal income tax payable                           -          (28,417)        28,417
      Unearned premiums                              (2,040,131)    2,967,241       (198,349)
                                                    -----------   -----------  -------------
  Net cash provided (used) by operating activities    1,998,850     8,706,778     (3,660,964)

INVESTING ACTIVITIES:
  Sale of Dental Network                                   -           90,000           -
  Purchase of short term investments			 (499,995)         -              -
  Purchase of furniture, equipment, and computer
      software                                       (1,563,753)     (769,630)      (810,032)
  Increase in restricted indemnity cash                 (51,073)      (41,671)    (1,344,582)
                                                    -----------   -----------  -------------
  Net cash used by investing activities              (2,114,821)     (721,301)    (2,154,614)
                                                    -----------   -----------  -------------
BALANCE, carried forward                               (115,971)    7,985,477     (5,815,578)


See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLDIATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                          2000            1999         1998
BALANCE, brought forward                            $  (115,971)  $  7,985,477  $ (5,815,578)

FINANCING ACTIVITIES:
  Repurchase of Class A common stock and
      membership rights from physicians                 (13,865)      (35,102)       (31,017)
  Redeemable equity participation                       357,000     1,260,000           -
  Receipt of shareholder receivable                        -             -           250,000
  Proceeds of note issued                             1,000,000          -              -
  Payment of note payable                            (1,612,004)   (1,887,996)          -
                                                    -----------   -----------   ------------
  Net cash provided (used) by financing activities     (268,869)     (663,098)       218,983
                                                    -----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                   (384,840)     7,322,379    (5,596,595)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                  13,082,130     5,759,751     11,356,346
                                                    -----------   -----------   ------------
  End of year                                       $12,697,290   $13,082,130   $  5,759,751
                                                    ===========   ===========   ============
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the year for:
    Federal income taxes                            $    430,000  $  1,350,000   $    250,000
    Interest                                              11,800        94,174           -

SUPPLEMENTAL DISCLOSURES OF NONCASH
    FINANCING AND INVESTING ACTIVITIES:
  Business acquired for note payable                        -          612,333        837,920


See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 and 1999


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

The Company's majority owned subsidiary, First Choice Health Plan, Inc. (The
Plan), is a health care services contractor which was formed on January 31, 1995, to offer fully insured health care services to an enrolled population in Washington state.

Principles of consolidation:
The consolidated financial statements include the accounts of the Company and The Plan. All significant intercompany amounts have been eliminated in consolidation.

New accounting pronouncements: On June 16, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement, certain derivatives are recognized at fair value and changes in fair market value are recognized as gains or losses. Management does not believe that adoption of this statement will have a material effect on the financial statements.

Cash equivalents: The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2000 and 1999, cash and cash equivalents consisted of cash management funds of $12,697,290 and $13,082,130, respectively.

Short-term investments: The company owns asset-backed securities that are classified as held to maturity. These investments are recorded at amortized cost of which approximates fair value, due to its short-term nature.

Service fees receivable: Service fees receivable consists primarily of estimates for administrative fees receivable related to claims incurred on or before the balance sheet date but not reported. The Company evaluates the reasonableness of administrative fees receivable based on claims reported in subsequent periods. These estimates are subject to the effects of trends in claims. Although considerable variability is inherent in such estimates, management believes that the administrative fees receivable is reasonable. The estimates are continually reviewed and adjusted as necessary in the period new information becomes known.

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

Restricted indemnity cash: Restricted indemnity cash consists of amounts required to be restricted for potential claims from enrollees as required by the Office of the Insurance Commissioner of the State of Washington. The balance consists of short-term asset backed securities that are classified as held to maturity. These assets are recorded at amortized cost, which approximates fair value.

Other intangible assets: Intangible assets assumed in the Sound Health PPO network acquisition were trademarks, contracts, and a noncompetition agreement. Intangible assets are amortized using the straight-line method over three years.

Goodwill: Goodwill is determined as the difference between the purchase price and fair value of identifiable net assets purchased. Goodwill is amortized using the straight-line method over three to five years. Events or changes in circumstances have not occurred that indicate the value of goodwill has been impaired as of December 31, 2000 and 1999.

Reserve for unpaid claims and claims adjustment expenses: This liability represents reported and unreported claims, which have been incurred but have not been paid at the date of the financial statements. The reserve for unreported claims is determined actuarially using prior experience and the nature of current health insurance contracts and volume. Included in the liability is an estimate of the future expenses necessary to settle claims. Due to the uncertainties inherent in the estimation process, actual costs may differ from the estimated amounts in the near term, and these differences may be significant.

A reserve of $1.1 million for insolvent providers has been established and is included in the reserve for unpaid claims and adjustment expenses in 2000. This liability represents estimated claim run out for provider organizations for which recovery of contractual receivables is considered unlikely.

Provider settlement receivable (payable): This liability or asset is the amount due to (from) health care providers in conjunction with capitation arrangements, which is computed by subtracting the claims payments made on behalf of the provider from the capitated amounts contractually allocated to them. The ultimate payout or receipt of these amounts is subject to a settlement process subsequent to the contract year-end. The Company believes the amounts recorded appropriately reflect the ultimate settlement amounts.

Unearned premiums: Unearned premiums consist of insurance premiums received prior to fiscal year end for health insurance coverage subsequent to year end.

Operating revenue: Operating revenue consists primarily of premium revenue, Medicare revenue, network access fees, and hospital administrative fees. Premium revenue represents amounts charged for health care services and is recognized as revenue in the period for which enrollees are entitled to medical care. Medicare revenue is paid at a fixed per member per month capitation amount by the Health Care Financing Administration (HCFA) based on the projected medical cost for each Medicare member and is recognized as revenue over the coverage period. The Plan ceased offering the Medicare plan effective January 1, 2001. Network access fees are recognized as earned during the period of coverage and are recorded at contractual rates. Hospital administrative fees are recognized as earned in the period hospital claims are incurred by a subscriber and are recorded at a contractual percentage of the claims.

For the years ended December 31, 2000 and 1999, 22% and 34%, respectively, of the premium revenue related to one subscriber group. Premiums receivables, as of December 31, 2000 and 1999, from that group represented 53% and 68%, respectively.

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

Valuation of long-lived assets: Using its best estimates, based on reasonable and supportable assumptions and projections, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances have indicated that the carrying amounts of its assets might not be recoverable. At December 31, 2000 and 1999, no write-downs were required.

Earnings per share: Net income per common share (Class A and B) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 41,179, 41,201, and 41,219 common shares and 17,400, 17,400, and
17,400 shares applicable to affiliate common share equivalents (Note 2) in 2000, 1999, and 1998, respectively. Shares issued and reacquired during each period were weighted for the portion of the period that they were outstanding. There are no dilutive securities.

Use of estimates: Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Transfer of stock: Shareholders may only transfer their stock in the Company to the Company for repurchase. The repurchase price is established by the Board of Directors each fiscal year as set forth in the bylaws. Class A shares were repurchased at $1,144.26, $1,031.95, and $1,014.91 per share during 2000, 1999, and 1998, respectively.

Dividends: The Board of Directors may declare and pay dividends on one or more classes of common stock at such times and in such amounts as it designates, but in no event may dividends be paid while there is an outstanding obligation to repurchase shares. Dividends are allocated among shareholders of each class of stock according to the number of shares outstanding to each Class A or Class B shareholder. Any dividends paid to the Class B shareholders must be shared with the nonshareholders that have rights equivalent to those of the other shareholders.

Liquidation rights: Upon liquidation or dissolution, the Board of Directors, at its discretion, will allocate the value of assets among the classes of its outstanding stock in proportion to the capital contributions of shareholders of each class. For these purposes, the contributions by the nonshareholder district hospitals that have rights equivalent to those of the Class B shareholders andthe membership fees paid by Class A shareholders are considered capital contributions. The allocation to Class A shareholders will be shared among all Class A shareholders in accordance with the number of shares outstanding to each Class A shareholder. The allocation of the Class B shareholders must be shared with the nonshareholder hospitals that have rights equivalent to those of Class B shareholders.

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

Common stock: In January 1998, the owners of The Plan entered into an agreement which increased the Company's ownership in the common stock of The Plan from 75.1% to 80%. The purpose of the increase in common stock ownership was to allow for the consolidation of tax returns between the Company and The Plan. This transaction included exchanging common stock held by the minority owners of The Plan, who are also stockholders in the Company, for the same number of preferred shares. This preferred stock is nonvoting and noncumulative, and has a dividend rate of 8.75%.

NOTE 3:     REDEEMABLE EQUITY PARTICIPATION

On December 20, 1999, the Company executed a participation agreement with the University of Washington Academic Medical Center (UWMC) to become a participant in the administration, operations, and any incentives bestowed upon any shareholders in the Company effective January 1, 2000. UWMC will pay a fee of $2,520,000, $1,260,000 payable upon execution of this agreement and the remaining $1,260,000 payable in three equal payments of $420,000 consisting of principal and interest at 5%. The final payment will be adjusted for any outstanding principal and interest.


UWMC does not become a shareholder or a member of the Company. UWMC shall participate in any incentive or reward program established by the Company as if UWMC owned 5,800 shares of Class B common stock. Dividends, distributions, and liquidation of the Company are also determined as if UWMC owned 5,800 shares of Class B common stock.

If the Company performs certain activities that substantially change the organization, the Company discontinues the health care facility services contract with UWMC, or if total managed care enrollment falls below 500,000 member months, then UWMC can withdraw from the agreement, but no refunds are given. If the Company merges, is sold, or if the Company takes a material action that proves detrimental to UWMC, then UWMC may redeem its interest for the equivalent of the fair value of 5,800 Class B common shares of Company stock, less any amounts still owed by UWMC. Since redemption, under certain terms, is outside the control of the Company, the amounts received are recorded as a redeemable equity participation.

NOTE 4:     FEDERAL INCOME TAXES

Federal income taxes consist of the following components:

                                                           2000          1999          1998
Current                                             $   (15,837)  $  1,092,304    $ 697,937
Deferred                                             (1,262,279)      (813,161)    (268,589)
                                                    ------------  ------------    ---------
                                                    $(1,278,116)  $    279,143    $ 429,348
                                                    ============  ============    =========

                                     24

Federal income taxes differ from the amount computed by applying the expected U.S. corporate income tax rate to income before federal income taxes for the years ended December 31 as follows:

                                               2000                   1999                   1998

                                         Amount    Percent       Amount    Percent      Amount   Percent
Computed expected tax rate           $(1,128,515)  (34.0)%   $   636,498    34.0 %   $  208,978   34.0 %
Tax effect of permanent differences:
  Valuation allowance on Plan NOLs                                                       66,640   10.8
  Political contributions                                                               139,328   22.7
  Change in valuation allowance          (16,727)   (0.5)        (73,608)   (3.9)
  Adjustment to return filed             (26,119)   (0.8)       (283,747)  (15.2)
  Other                                 (106,755)   (3.2)                                14,402    2.3
                                     -----------    ----     -----------    ----     ----------   ----
                                     $(1,278,116)  (38.5)%   $   279,143    14.9 %   $  429,348   69.8 %
                                     ===========    ====     ===========    ====     ==========   ====

The deferred tax assets and liabilities resulting from the tax effects of temporary differences at December 31 are presented below:

                                                          2000          1999
Deferred tax assets:
  Net operating losses                              $2,351,733    $2,200,080
  Reduction of shareholders' equity                    213,724       213,724
  Allowance for doubtful accounts                      759,219       108,048
  Unearned premium                                      72,379       211,107
  Amortization                                         441,297       209,848
  Vacation                                             114,748        87,506
  Other                                                329,258        32,886
                                                    ----------    ----------

  Gross deferred tax assets                          4,282,358     3,063,199
  Valuation allowance                               (2,216,807)   (2,200,080)
                                                    ----------    ----------

      Net deferred tax assets                        2,065,551       863,119

Deferred tax liabilities:
  Cash to accrual adjustment                              -          112,624
  Furniture, equipment, and computer software           87,132        34,355
                                                    ----------    ----------

      Total deferred tax liabilities (current)          87,132       146,979
                                                    ----------    ----------

Deferred income tax asset, net                      $1,978,419    $  716,140
                                                    ==========    ==========

Current portion of deferred tax assets              $1,140,386    $  548,735
Long-term portion of deferred tax assets               925,165       314,384
                                                    ----------    ----------

                                                    $2,065,551    $  863,119
                                                    ==========    ==========

The valuation allowance was established in 1997 for the tax benefit of the 1997 NOL's of the Company since the Company filed a separate federal income tax return for the final six months of 1997 and the first three weeks of 1998, and the realization of the tax benefit is unlikely. The allowance also provides for NOL's acquired in acquisition of a business in 1997. The following schedule represents the amounts of The Plan's NOL's and their expiration date:

     2007                                           $  150,754
     2008                                               53,781
     2009                                               20,754
     2010                                            1,584,667
     2011                                            2,075,894
     2012                                            2,353,449
     2018                                              280,723
                                                    ----------
                                                    $6,520,022
                                                    ==========

The Company has $396,839 in NOL's which expire in 2020, as a result of taxable losses in 2000. There is no valuation allowance on these NOL's.

NOTE 5:     COMMITMENTS

Leases: The Company leases its office facilities and some office equipment under operating leases expiring through 2003. The leases provide for monthly minimum rent payments, and some include renewal options for an additional five years.

Rental expense charged to operations under the operating leases for the years ended December 31, 2000, 1999, and 1998, was $876,900, $749,108, and
$510,316, respectively.

Future minimum lease payments under operating leases for the years ending December 31 are as follows:

     2001                                           $  915,829
     2002                                              915,927
     2003                                              359,084
                                                    ----------
                                                    $2,190,840
                                                    ==========

In connection with the acquisition of a business in 1997, The Company is required to contribute to the capital of The Plan based on a percentage of the Company's administrative fee revenue for the 10 years following
July 1, 1997, if any.  No minimum amounts of contributions are required.
The Company contributed $1,503,152 and $1,714,515 for common stock and additional paid-in-capital based on the percentage of the Company's revenues for the years ended December 31, 2000 and December 31, 1999, respectively. In addition, $996,848 was contributed as a partial advance contribution for 2001. The investment in The Plan is eliminated in consolidation.

NOTE 6:     REPORTABLE OPERATING SEGMENTS

Factors management used to identify the enterprise's reportable segments:
The Company has two reportable segments which correspond to the organization of the Company and its majority-owned subsidiary, The Plan. Each segment requires distinct tracking capabilities in the areas of revenues, claims processing, marketing strategies, and reporting to regulatory organizations.

Description of the types of products and services from which each reportable segment derives its revenue: The Company has two primary products which have been aggregated into one reportable segment: network access fees and hospital administration fees. Network access fees arise from the rental of the Company's large PPO network while hospital administrative fees arise from charges to the network hospitals based on claims incurred by members. The other reportable segment, The Plan, offers a variety of fully insured health insurance plans to employer groups.

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

Information about profit or loss and assets of reportable segments:

                                                First Choice     First Choice
                                               Health Network    Health Plan         Total
2000:
  Revenues from external cusotmers              $ 12,077,869     $127,066,190     $139,144,059
  Revenue from intercompany                          403,860             -             403,860
  Interest revenue (expense)                          95,602          685,302          780,904
  Depreciation/amortization expense                1,616,473          179,303        1,795,776
  Income tax expense (benefit)                       562,064       (1,840,180)      (1,278,116)
  Expenditures on furniture, equipment,
    and computer software                          1,563,753             -           1,563,753
  Segment profit (loss)                            1,376,066       (3,417,112)      (2,041,046)
  Assets                                          25,011,867       23,404,879       48,416,746
  Liabilities                                      4,892,138       15,278,104       20,170,242

1999:
  Revenues from external customers              $ 11,850,166     $ 80,247,809     $ 92,097,975
  Revenue from intercompany                          337,226             -             337,226
  Interest revenue (expense)                         (44,726)         405,926          361,200
  Depreciation/amortization expense                1,497,695          216,689        1,714,384
  Income tax expense (benefit)                       640,470         (361,327)         279,143
  Expenditures on furniture, equipment,
    and computer software                            769,630             -             769,630
  Segment profit (loss)                            1,748,182         (155,271)       1,592,911
  Assets                                          23,515,062       20,555,995       44,071,057
  Liabilities                                      6,213,590       10,413,052       16,626,642

 1998:
   Revenues from external customers                8,711,788       48,166,482       56,878,270
   Revenue from intercompany                         345,184             -             345,184
   Interest revenue                                   65,587          438,828          504,415
   Depreciation/amortization expense                 391,902          153,051          544,953
   Income tax expense (benefit)                    1,639,030       (1,209,682)         429,348
   Expenditures on furniture, equipment,
     and computer software                           181,330          628,702          810,032
   Segment profit (loss)                           2,837,133       (2,651,840)         185,293
   Assets                                         20,522,701       12,374,475       32,897,176
   Liabilities                                     5,328,643        4,267,933        9,596,576

                                                      2000            1999            1998
Revenues:
  Total revenues for reportable segments and
      consolidated revenues                     $139,144,059     $ 92,097,975     $ 56,878,270
                                                ============     ============     ============

Profit or loss:
  Total profit or loss for reportable segments  $ (2,041,046)    $  1,592,911     $    185,293
  Adjustment for minority interest in
    consolidated statements                          691,187           67,327          518,258
                                                ------------     ------------     ------------

         Consolidated net income                $ (1,349,859)    $  1,660,238     $    703,551
                                                ============     ============     ============

Assets:
  Total assets for reportable segments          $ 48,416,746     $ 44,071,057     $ 32,897,176
  Elimination of intercompany investments        (15,671,522)     (13,171,522)     (11,457,007)
  Elimination of intercompany balances            (2,332,429)        (231,662)        (727,771)
                                                ------------     ------------     ------------

         Consolidated total assets              $ 30,412,795     $ 30,667,873     $ 20,712,398
                                                ============     ============     ============

Liabilities:
  Total liabilities for reportable segments     $ 20,170,242     $ 16,626,642     $  9,596,576
  Elimination of intercompany balances            (2,332,429)        (231,662)        (727,771)
                                                ------------     ------------     ------------

         Consolidated total liabilities         $ 17,837,813     $ 16,394,980     $  8,868,805
                                                ============     ============     ============


Substantially all of the revenues from external customers are derived from within the state of Washington. Revenues from one customer of The Plan represent approximately $22,700,000 and $24,500,000 of the Company's consolidated revenues for 2000 and 1999, respectively.

NOTE 7:     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, short-term investments, service fees and premiums receivable, accounts payable, notes payable, and due to provider organizations approximates fair value because of the short maturity of these instruments.

NOTE 8:     RETIREMENT PLAN

The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan covering all full-time employees. Under The Plan, employees can defer up to 12% of their eligible compensation. The Company matches 50% of each employee's contribution, up to 6% of the employee's eligible salary. Employees become fully vested in employee and employer contributions when the contributions are made. The Company also has the option to make an additional profit sharing contribution to The Plan. Employer contributions to The Plan for the years ended December 31, 2000 and 1999, amounted to $161,110 and $141,117, respectively.

NOTE 9:     ACQUISITION OF SOUND HEALTH

On December 1, 1998, the Company purchased all of the assets of Sound Health
PPO business for a purchase price of $3,500,000 in the form of a note payable to be paid with interest at a rate of 6% over 18 months. The assets acquired consist of provider contracts $(1,680,000), trade name $(140,000), a noncompetition agreement $(840,000), computer equipment and software licenses $(140,000). A contingent payment of $668,000 based on the revenues received by the Company from the acquired business during the 12 months after the closing date has been paid as the revenue targets were met. This acquisition was accounted for using the purchase method. Results of operations are included in the financial statements of the Company from the effective date of the acquisition December 1, 1998.

NOTE 10:     NOTE PAYABLE

In 2000, the Company paid off a note payable related to the acquisition of Sound Health PPO business (Note 9). At December 31, 1999, the amount outstanding on the note was $1,612,004. The note balance was payable in six equal monthly installments, plus interest at 6%.

The Company has a note payable at December 31, 2000 in the amount of $1,000,000 bearing interest at 9.86%. Principal payments for the years 2001, 2002, and 2003 are $301,829, $331,791, and $366,380, respectively.

NOTE 11:     RESERVE FOR UNPAID CLAIMS AND ADJUSTMENT EXPENSES

Activity in the reserve for unpaid claims and unpaid claims processing expenses is summarized as follows for the years ended December 31:

                                                          2000          1999
Balance, beginning of year                          $ 3,210,613   $ 2,102,364

  Incurred related to:
    Current year                                     32,350,518    12,042,521
    Prior year                                          416,921      (848,750)
                                                    -----------   -----------
         Total incurred                              32,767,439    11,193,771

  Paid related to:
    Current year                                     22,231,079     8,831,908
    Prior year                                        3,565,378     1,253,614
                                                    -----------   -----------
         Total paid                                  25,796,457    10,085,522
                                                    -----------   -----------
Balance, end of year                                $10,181,595   $ 3,210,613
                                                    ===========   ===========

As a result of changes in the estimates of insured events in the prior year for 2000, the provision for unpaid claims and claims adjustment expense for 1999 increased because of higher than expected losses. As a result of changes in the estimates of insured events in 1999, and the recovery of duplicate claims payments of approximately $700,000 in 1999, the provision for unpaid claims and claims adjustment expenses decreased.

During 2000, 1999, and 1998, the Company had reinsurance stop loss agreements in place for claims which the Company is at risk. The reinsurer pays a majority of the claim for annual aggregate claims for an individual that have a floor of $75,000-$100,000 and a ceiling of $2,000,000.

NOTE 12:     REGULATORY MATTERS

The Plan is subject to regulation by the Office of the Insurance Commissioner
(OIC) in the State of Washington including the requirement to follow statutory accounting principles (SAP), which differ from accounting principles generally accepted in the United States of America (GAAP). The OIC also requires that certain levels of capital be maintained. The State of Washington adopted a risk-based capital (RBC) calculation for determining statutory capital requirements, effective for the year ended December 31, 1998. As of December 31, 2000, The Plan's RBC was $408,271 less than the required amount. This deficiency was cured with a $500,000 capital contribution in March, 2001 by the Company.

The primary differences in reporting between SAP and GAAP through December 31, 2000 result from goodwill, accounts receivables over 90 days past due, provider settlement receivables, and prepaid expenses being treated as non-admitted assets under SAP.

The Plan's statutory basis shareholders' equity as filed in the OIC statements was $5,542,880 and $6,475,262 as of December 31, 2000 and 1999, respectively. Statutory basis net loss as filed in the OIC statements was $3,572,113 and $155,271 for the years ended December 31, 2000 and 1999, respectively.

The Plan is subject to regulations that limit dividend payments and regulate other intercompany transactions. At December 31, 2000 and 1999, the Plan had negative statutory basis earned surplus and therefore must seek regulatory approval prior to any such payment. No dividends were paid by the Plan during 2000 or 1999.

The National Association of Insurance Commissioner's ("NAIC") has developed the codification of statutory accounting practices which are effective for health related organizations in January 2001. The state of Washington has adopted the codification. However, state law supersedes the codification when differences exist between the two. Management has estimated that the adoption of the codification on the December 31, 2000 would reduce The Plan's statutory net worth by approximately $562,000, primarily as a result of the elimination of amounts receivable from The Company.

The Plan intends to manage the impact of codification in 2001 by minimizing the amount receivable from The Company. In addition, the NAIC is evaluating changing the codification to permit provider settlement receivables as admitted assets, which would increase admitted assets of The Plan on January 1, 2001 by $2,200,000. If the change is adopted, the Provider Settlement Receivable of $2,200,000 will be admitted assets under codification. If the change is not adopted, management has alternate strategies to address the temporary impact on the Company's statutory surplus.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The executive officers and directors of First Choice are as follows:

Name	                       Age   Position


Gary R. Gannaway               54    President & Chief Executive
Officer
Kenneth Hamm                   42    Sr. Vice President -Chief Financial Officer
Ross D. Heyl                   47    Sr. Vice President & Chief Marketing Officer
Julie Keeffe                   43    Sr. Vice President-Medical Mgmt & Member Services
Ze'ev Young, M.D.              56    Sr. Vice President-Chief Medical Officer Services
John Koster, M.D.              51    Director (II)
Paul M. Elliott                60    Director (II)
Andrew Fallat                  53    Director (I)
Kenneth D. Graham              53    Director (III)
Phillip J. Haas                52    Director (II)
William F. Johnston, M.D.      55    Director (I)
Garman E. Lutz                 55    Director (I)
William J. MacDonald, M.D.     56    Director (I)
R. Dean Martz, M.D.            43    Director (II)
Barbara L. Mauk                55    Director (III)
Richard A. McGee, M.D.         55    Director (III)
Richard H. Peterson            58    Director (III)
Paul G. Ramsey, M.D.           51    Director (III)
Richard E. Rust, M.D.          74    Director (III)
Richard Stubbs, M.D., M.B.A.   55    Director (II)
Clyde D. Walker                45    Director (I)
__________________

(I)	Term Expires in 2001.
(II)	Term Expires in 2002.
(III)	Term Expires in 2003.

Gary Gannaway joined First Choice Health Network as President and CEO in January 1996. He has over 25 years of experience in managing and marketing HMOs, PPO's, and other managed care programs across the country.

He has worked as a Health Plan General Manager, and as a Regional Vice President for national carriers, including Aetna and CIGNA, and as CEO and COO for physician and hospital-sponsored managed care programs at the regional and national level.

Gary is very active on community boards and serves professionally on the Boards of both the American Association of Health Plans and the Association of Washington Health Plans.
                                     32

Gary earned his Bachelor's degree in both Political Science and German at the University of California at Santa Barbara. As an undergraduate, he also studied at Georg August University in Gottingen, Germany. He earned his master's of Education degree from the State University of New York where he also completed his course work and comprehensive examinations for a Ph.D. in Management.

Ken Hamm, Senior Vice President and Chief Financial Officer, joined First Choice Health Network in July, 2000. He has spent most of his career in the Managed Care industry. Prior to coming to Washington State in 1994, Ken was Director of Finance in the Group Market segment at Wellpoint Health Networks in Southern California. In Washington, Ken served in various roles at Premera Blue Cross and Subsidiaries from 1994 to 1999 including Vice President of Finance and Healthcare Economics, as well as a stint in Network Development. For the past year, Ken has been the interim Chief Financial Officer at Medica Healthplans in Minnesota, a one million member regional HMO. Ken earned a Bachelors degree in Finance from California State University at Los Angeles in 1985 and is a CPA.

Ross Heyl, Senior Vice President and Chief Marketing Officer, joined First Choice Health in 1985. Mr. Heyl is a licensed health insurance agent in the state of Washington. From 1980 to 1982, he was with Penn Mutual Life Insurance Company in San Francisco and Seattle. From 1982 to 1985, he was an account executive for Rollins Burdick Hunter of Washington.

Julie A. Keeffe, Senior Vice President of Medical Management and Member Services, joined First Choice Health in May 1997. Julie has worked in health care since 1979. Prior to coming to First Choice Health, she provided health care management consulting services for Milliman and Robertson, Inc, where she implemented successful strategies for the medical management systems of health plans and delivery systems. Earlier, Julie was Director of Utilization and Quality Management for the Virginia Mason Health Plan for nine years. Her background includes indemnity, PPO, and HMO utilization management and analysis. Her clinical experience includes several years of inpatient, outpatient, and emergency care nursing. Julie's expertise is in designing medical management that meets the needs of the provider as well as the payer. Her areas of interest include utilization and quality management, referral management, medical claims review and medical coverage policy development. Julie received her nursing degree from Yakima Valley School of Nursing in 1979.

Dr. Ze'ev Young joined First Choice Health as the Chief Medical Officer and Senior Vice President in January 2001. He is responsible for the oversight of medical management and quality improvement. He also participates actively in strategic planning, network development, and public relations. Dr. Young interfaces with the local practitioner community to ensure that high-quality, cost-effective health care services are available to First Choice Health members.

Dr. Young brings significant managed care experience to First Choice Health. Just prior to joining First Choice Health, Dr. Young spent nearly three years as the Northwest Regional Medical Director for UnitedHealthcare. While at UnitedHealthcare, Dr. Young was instrumental in successfully introducing local providers to an innovative, practitioner-friendly, and member-centric approach to health care delivery. Prior to joining UnitedHealthcare, Dr. Young spent five years at Regence Blue Shield serving as the Boeing Division Medical Director, and was also responsible for corporate medical policy.

Dr. Young's undergraduate degree is from the University of California and he is a graduate of the Albert Einstein College of Medicine in New York. In 1978, he was elected to the Alpha Omega Alpha Honor Medical Society. Dr. Young completed his Family Practice Residency at Providence Medical Center in
Seattle and is a Board Certified family physician. He has over 20 years practice experience and continues to maintain a small private practice.
Dr. Young is also a Clinical Assistant Professor of Family Medicine at the University of Washington School of Medicine.

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

Garman E. Lutz, CPA

Mr. Lutz is Senior Vice President of Finance and Chief Financial Officer for Empire Health Services in Spokane, Washington. Empire operates Deaconess Medical Center, Valley Hospital and Medical Center, St. Luke's Extended Care Center, Family Home Care and First Care Urgent Care Centers. He also serves in various positions for EHS' joint venture projects including Inland Northwest Health Services, Inland Empire Hospital Shares Services and the Spokane
PHCO. Mr. Lutz, prior to his appointment at Empire Health Services, was a partner in a local Spokane CPA firm for over eighteen years. His practice experience concentrated in a management advisory service, audit and financial planning. Mr. Lutz served as Chairman of the Valley Hospital & Medical
Center Advisory Board from its inception in 1985 until August of 1990. Prior to his appointment as an officer of EHS, Mr. Lutz served on the EHS Board of
                                     35

Directors from 1988 through 1990. Mr. Lutz is active in many community organizations and currently is a board member of the Spokane Area Chamber of Commerce, Eastern Washington Museum Foundation, Inland Empire Genetics Clinic, Leadership Spokane and the Rockwood Retirement Committee. He is a member of the AICPA, Washington Society of CPA's , and Healthcare Financial Management Association.

William J. MacDonald, M.D.

Dr. Bill MacDonald attended Brown University, received his medical degree from the University of Vermont, and completed his residency at the University of Pennsylvania. He earned a Fellowship at the University of California, San Diego, and is board certified in Internal Medicine and Cardiovascular Disease. He joined The Everett Clinic in 1976, and was elected to the Board of Directors in 1987. Dr. MacDonald's interest in health care administration has been furthered by the American College of Physician Executives, and by pleasant association with Mr. Richard Cooper, CEO of The Everett Clinic. Dr.
MacDonald has served as Board Chair and President of The Everett Clinic for the last five years. He has a half-time cardiology practice, providing reality testing in both the hospital and office environments. Special interests include learning about the future of American medicine, and effective organizational governance.

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

Paul G. Ramsey, M.D.

Dr. Paul G. Ramsey is the Vice President for Medical Affairs and Dean of the School of Medicine at the University of Washington. Dr. Ramsey also practices part-time and maintains his hospital staff privileges.

Dr. Ramsey graduated from Harvard College in 1971 with honors in Biochemistry and received his M.D. from Harvard Medical School in 1975. Following completion of residency training in Internal Medicine at Massachusetts General Hospital, he came to the University of Washington as a Senior Fellow in Infectious Disease in 1978. Dr. Ramsey served as Chief
Medical Resident at the then University Hospital (now University of
Washington Medical Center) in 1980-1981. He joined the faculty in the Department of Medicine in 1980 as an Acting Instructor and was appointed as an Assistant Professor in 1982. Dr. Ramsey was promoted to Associate Professor in 1986 and to Professor of Medicine in 1991. He served as Coordinator of Student Teaching for the Department of Medicine from 1982-1990 and was Associate
Chair of the Department from 1988-1990. He was appointed as Chair of the Department of Medicine in 1992 and became the first holder of the Robert G. Petersdorf Endowed Chair in Medicine in 1995. He served as Chair of the Department of Medicine until June 1997 when he was appointed Vice President for Medical Affairs and Dean of the School of Medicine. Dr. Ramsey has received the Distinguished Teacher Award from the University of Washington School of Medicine's graduating class three times (in 1984, 1986, and 1987) and the Margaret Anderson Award from the University of Washington graduating class of 1989. The latter Award recognizes exceptional support of medical students.

Dr. Ramsey's research has focused on the development of methods to assess physicians' clinical competence. From 1983-1986, he conducted the first large-scale study of the relationship of certification of physicians by the American Board of Internal Medicine to performance in practice. He has been the Principal Investigator on multiple research grants related to assessment of physicians' clinical skills and served as a Henry J. Kaiser Family Foundation Faculty Scholar in General Internal Medicine for five years. Dr. Ramsey received the John P. Hubbard Award from the National Board of Medical Examiners in 1999 in recognition of his research contributions in the field of evaluation. He has served on multiple national committees and is a member of multiple organizations, including the American Association for the Advancement of Science, the American Federation for Medical Research and the Association of American Physicians.

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

Clyde D. Walker

Mr. Walker recently was the Vice President, Human Resources of PRIMEX Aerospace and Electronics Division and PRIMEX Aerospace Company in
Redmond, WA. Mr. Walker has over ten years experience in the human resources field and over twenty years of business administration and management experience. Since 1977, Mr. Walker has held positions of increasing levels of responsibility in areas including subcontract administration, contract administration, pricing and human resources. He received an M.B.A. degree from City University in Seattle and a B.A. degree in business administration from the University of Washington.

Mr. Walker recently served as Chairman of the Board of Directors of both Big Brothers and Big Sisters of King County and led both boards through the combination of the two independent agencies. He remains on the resultant combined Board and also serves on the Board of Directors of First Choice Health Network.

The Company's Board of Directors proposed an amendment of the Bylaws to modify the membership of the Board, and on June 22, 2000, the shareholders approved the changes unanimously.

Classification of Directors. - The management of this corporation shall be vested in a Board of Directors. Effective from June 22, 2000, the Board of Directors shall consist of seventeen individuals: Seven (7) directors (the "Class A Directors") shall be physicians representing Class A shareholders. Seven (7) directors (the "Class B Directors") shall represent Class B shareholders and any public hospitals that have made capital contributions to the corporation ("participating hospitals"). Three (3) directors (the "Class
C Directors") shall represent employers other than health care providers and/or be consumers of health care services.

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

A quorum of nine (9) directors is generally required to transact business at a meeting of the Board, except that a quorum of thirteen (13) directors is required for determination of the admission and expulsion of shareholders and "members" (i.e., PPO physicians), the fees charged for and/or paid to health care providers, any issues reviewed by the Board regarding the limitation or termination of health care provider contracts, and any merger or sale of the corporation or any subsidiary.

ITEM  11.    EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation earned by the Company's President and Chief Executive Officer and each other executive officer who earned in excess of $100,000 in each of the last three fiscal years:

                                                 Annual     Compensation       All other
Name and Principal Position        Year          Salary         Bonus         Compensation
Gary Gannaway (1)                   00          $268,887       $138,915          $ 8,646
President and CEO                   99          $238,218       $100,000          $ 7,484
                                    98          $226,518       $126,000             -

Kenneth Hamm                        00           $96,154                         $15,194
Senior Vice President, Finance

Ross Heyl                           00          $116,970        $25,200          $ 5,000
Senior Vice President, Marketing    99          $112,879        $15,930          $ 5,208
                                    98          $ 95,108        $18,000             -

Julie Keeffe, R.N.                  00          $145,600        $33,250          $   600
Senior Vice President, Medical      99          $143,205        $11,820          $   475
Management & Member Services        98          $117,500        $ 5,300             -

Joe Leinonen, M.D.                  99          $195,539        $12,610          $ 6,250
Chief Medical Officer               98          $139,500           -                -

David Peel                          99          $143,637        $22,250          $ 6,250
Senior Vice President, Finance      98          $122,497        $22,900             -

Barbara L. Mauk, the Chairman of the Board, has been compensated $500 per month (inclusive of attendance at regular Board meeting) and an additional $150 per hour for committee meetings since July 1, 1994. All other directors have received $75 per hour for attendance at Board and committee meetings since February 1, 1995. The Chairman and directors compensation remained the same through December 31, 2000.

EMPLOYMENT AGREEMENTS

Effective January 1, 2000, Gary R. Gannaway entered into a three year employment agreement as the Company's President and Chief Executive Officer. Under his employment agreement with First Choice, Mr. Gannaway will receive an annual base salary of $270,000 for 2000, subject to a 5% annual increase. Mr. Gannaway will be eligible to receive a bonus of up to 50% of base pay according to performance achieved against mutually determined targets. The amount of the annual bonus shall be determined and awarded by the Board of Directors following acceptance each year by the Board of the independent auditor's report on the financial statements.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2000, information with respect to the beneficial ownership of the Company's Class A Common Stock and Class
B Common Stock by (i) each person known by the Company to own beneficially more than five percent of either the Class A Common Stock or Class B Common Stock, (ii) each of the persons named in the Summary Compensation Table set forth in "Item 10. Executive Compensation" of this Part I of this Annual Report, (iii) each director, and (iv) all directors and executive officers as a group, together with their percentage ownership of each such class of Common Stock.

                                             Shares Owned                   Percent of
Name                                      Class A     Class B          Class A     Class B
-------                                   -------     -------          -------     -------
Northwest Hospital                          -          5,800              -         14.3 %
1550 North 155th
Seattle, WA  98133

Providence-General                          -          5,800              -         14.3 %
14th and Colby
Everett, WA  98201

Good Samaritan                              -          5,800              -         14.3 %
Community Healthcare
407-14th Avenue SE
Puyallup, WA  98371

MultiCare Medical Center                    -          5,800              -         14.3 %
409 South J
Tacoma, WA  98405

Empire Health Services                      -          5,800              -         14.3 %
80 Fifth Avenue
Spokane, WA  99210

Swedish Medical Center                      -          5,800              -         14.3 %
747 Broadway
Seattle, WA  98114

Overlake Hospital Medical Center            -          5,800              -         14.3 %
1035 116th Avenue NE
Bellevue, WA  98004

Paul M. Elliott                             -           -                 -           -

Andrew Fallat                               -           -                 -           -

Kenneth D. Graham                           -           -                 -           -

                                     40

                                             Shares Owned                   Percent of
Name                                      Class A     Class B          Class A     Class B
-------                                   -------     -------          -------     -------
Phillip J. Haas                              -           -                -           -

William F. Johnston, M.D.                    1           -                *           -

John Koster, M.D.                            -           -                -           -

Garman Lutz                                  -           -                -           -

William J. MacDonald, M.D.                   -           -                -           -

R. Dean Martz, M.D                           1           -                *           -

Barbara L. Mauk                              -           -                -           -

Richard A. McGee, M.D.                       1           -                *           -

Richard H. Peterson                          -           -                -           -

Paul G. Ramsey, M.D.                         -           -                -           -

Richard E. Rust, M.D.                        1           -                *           -

Richard Stubbs, M.D., M.B.A.                 -           -                -           -

Clyde D. Walker                              -           -                -           -

All directors and executive
officers as a group (4 persons)              4         40,600             *          100%

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
Community Healthcare:  $136,808;  MultiCare Medical Center:  $207,271;
Empire Health Services:  $138,525;  Evergreen General Hospital:  $100,997;
Valley Medical Center:  $134,144; and Stevens Memorial Hospital:   $88,093;
Swedish Hospital:  $265,861.

PART  IV

Item  14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

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

2.4 Purchase agreement dated as November 12, 1998, among First Choice Health Network, Inc. And Providence Plan Partners.

10.1 Form of Agreement between Registrant and Physician participating in PPO. **

10.2 Form of Health Care Facility Service Contract between Registrant and Hospital participating in PPO.*

10.2a Copy of Agreements dated May 1, 1985, and May 17, 1993, respectively, with Northwest Hospital.*

10.2b Copy of Agreement dated May 1, 1985, with Providence-General (formerly General Hospital of Everett).*

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

10.2h Copy of Agreement dated December 9, 1991, and addendum dated November 1, 1992 with Stevens Memorial Hospital .*

10.3   Form of Agreement between Registrant and Health Care
	 Provider other than Hospitals and Physicians participating in PPO.*

10.4   Form of Agreement between Registrant and Third Party Administrator.*

10.5   Form of Agreement between Registrant and Insurance Company .*

10.6 Copy of Participation Agreement dated March 27, 1985, between Registrant and King County Public Hospital District No.2
       (Evergreen General Hospital).*

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

(b)    Reports on Form 8-K.

16 Report dated December 30, 1999. Participation Agreement of University of Washington Medical Center.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April 2001.


	FIRST CHOICE HEALTH NETWORK, INC.



By:	/s/KENNETH HAMM
	--------------------------------------
	KENNETH HAMM
	Chief Financial Officer


In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on April 2, 2001.

Signature                              Title                                         Date
---------                              -----                                         ----

/ s / GARY R. GANNAWAY	               Principal Executive Officer                   April 2, 2001
----------------------------
      GARY R. GANNAWAY

/ s / KENNETH HAMM	               Principal Financial Officer                   April 2, 2001
----------------------------
      KENNETH HAMM

/ s / FORREST EHLINGER	               Controller                                    April 2, 2001
----------------------------
      FORREST EHLINGER

/ s / PAUL M. ELLIOTT	               Director                                      April 2, 2001
----------------------------
      PAUL M. ELLIOTT

/ s / ANDREW FALLAT	               Director                                      April 2, 2001
----------------------------
      ANDREW FALLAT

/ s / KENNETH D. GRAHAM                Director                                      April 2, 2001
----------------------------
      KENNETH D. GRAHAM

/ s / PHILLIP J. HAAS	               Director                                      April 2, 2001
----------------------------
      PHILLIP J. HAAS

/ s / WILLIAM F. JOHNSTON, M.D.        Director                                      April 2, 2001
----------------------------
      WILLIAM F. JOHNSTON, M.D.

/ s / GARMAN E. LUTZ 	               Director                                      April 2, 2001
----------------------------
      GARMAN E. LUTZ

/ s / WILLIAM J. MACDONALD, M.D.       Director                                      April 2, 2001
----------------------------
      WILLIAM J. MACDONALD, M.D.

/ s / R. DEAN MARTZ, M.D.              Director                                      April 2, 2001
----------------------------
      R. DEAN MARTZ, M.D.

/ s / BARBARA L. MAUK                  Director                                      April 2, 2001
----------------------------
      BARBARA L. MAUK

/ s / RICHARD A. MCGEE, M.D.           Director                                      April 2, 2001
----------------------------
      RICHARD A. MCGEE, M.D.

/ s / RICHARD H. PETERSON              Director                                      April 2, 2001
----------------------------
      RICHARD H. PETERSON

/ s / PAUL G. RAMSEY, M.D.             Director                                      April 2, 2001
----------------------------
      PAUL G. RAMSEY, M.D.

/ s / RICHARD E. RUST, M.D.            Director                                      April 2, 2001
----------------------------
      RICHARD E. RUST, M.D.

/ s / RICHARD STUBBS, M.D., M.B.A.     Director                                      April 2, 2001
----------------------------
      RICHARD STUBBS, M.D., M.B.A.

/ s / CLYDE D. WALKER                  Director                                      April 2, 2001
----------------------------
      CLYDE D. WALKER

                                     46