Form 10-Q
period 2001-03-31
FIRST CHOICE HEALTH NETWORK INC
filed 2001-05-15
CIK 922622

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                             FORM 10 - Q

     [   X   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 2001

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

              Yes   __X___                     No   ______

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on March 31, 2001, was 572 shares and 40,600 shares, respectively.

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q
                                                             Page
Part I      Financial Information

      Item 1      Financial Statements

      Consolidated Balance Sheets
      at March 31, 2001 and
      December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . .  3

      Consolidated Statements of Income
      for the Three Months Ended
      March 31, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . .  5

      Consolidated Statements of Cash Flows
      for the Three Months Ended
      March 31, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . .  6

      Notes to Consolidated
      Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .  8

      Item 2	Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . .  9


Part II     Other Information

      Item 1      Legal Proceedings . . . . . . . . . . . . . . . . . . . 11

      Item 2      Changes in Securities . . . . . . . . . . . . . . . . . 11

      Item 3      Defaults Upon Senior Securities . . . . . . . . . . . . 11

      Item 4      Submission of Matters to a
                  Vote of Security Holders. . . . . . . . . . . . . . . . 11

      Item 5      Other Information . . . . . . . . . . . . . . . . . . . 11

      Item 6      Exhibits and Reports on Form 8-K. . . . . . . . . . . . 11

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
UNAUDITED

                                                                       March 31,  December 31,
ASSETS	                                                             2001          2000
CURRENT ASSETS:
Cash and cash equivalents                                          $18,330,003   $12,697,290
Short term investments                                                               499,995
Service fees receivable, net of allowance
  for doubtful accounts of $650,024 at March 31, 2001
  and $252,361 at December 31, 2000                                  1,809,605     2,131,111
Service fees and premiums receivable from related parties              798,099     1,326,448
Premiums receivable, net of allowance for doubtful accounts of
  $229,755 at March 31, 2001 and $199,756 at December 31, 2000       2,856,226     2,738,711
Provider settlements receivable - unrelated parties                    108,751       848,202
Provider settlements receivable - related parties                    1,186,426     1,032,618
Prepaid expenses                                                       704,918       839,805
Deferred tax assets                                                  1,968,976     1,140,386
Other current assets                                                   441,052       716,959
                                                                   -----------   -----------
                        Total current assets                        28,204,056    23,971,525

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              4,422,026     4,354,690
Computer software                                                      906,386       886,933
                                                                   -----------   -----------
                                                                     5,328,412     5,241,623
Less accumulated depreciation and amortization                      (2,830,840)   (2,632,994)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                     2,497,572     2,608,629

DEFERRED TAX ASSETS                                                    289,340       925,165

OTHER ASSETS:
Restricted indemnity cash                                            1,798,699     1,798,699
Goodwill, net of accumulated amortization of $206,492
  at March 31, 2001 and $192,658 at December 31, 2000                   68,768        82,602
Other intangible assets, net of accumulated amortization of
  $2,612,092 at March 31, 2001 and $2,332,225 at December 31, 2000     746,308     1,026,175
                                                                   -----------   -----------
            Total other assets                                       2,613,775     2,907,476
                                                                   -----------   -----------
TOTAL                                                              $33,604,743   $30,412,795
                                                                   ===========   ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
UNAUDITED

                                                                       March 31,  December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                      2001           2000
CURRENT LIABILITIES:
Accounts payable                                                   $   539,531     $  678,054
Accrued expenses                                                     3,323,132      3,296,789
Reserve for unpaid claims and claims adjustment expenses            13,873,192     10,181,595
Provider settlements payable - unrelated organizations                 996,968      1,529,853
Unearned premiums                                                    1,563,052      1,064,390
Deferred income taxes                                                   15,881         87,132
Current portion of note payable                                        307,906        301,829
                                                                   -----------    -----------
            Total current liabilities                               20,619,662     17,139,642

NOTE PAYABLE (Note 10)                                                 618,082        698,171

MINORITY INTEREST                                                       37,026        173,062

REDEEMABLE EQUITY PARTICIPATION                                      1,617,000      1,617,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 572 and 585 shares                               572            572
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                 40,600         40,600
Additional paid-in capital                                           4,336,182      4,336,182
Paid-in capital from affiliates                                      1,472,108      1,472,108
Retained earnings                                                    4,863,511      4,935,458
                                                                   -----------    -----------
            Total shareholders' equity                              10,712,973     10,784,920
                                                                   -----------    -----------

TOTAL                                                              $33,604,743    $30,412,795
                                                                   ===========    ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
UNAUDITED


                                                                    2001         2000
OPERATING REVENUE:
Premium revenue                                              $ 25,046,659  $ 20,587,212
Premium revenue, related parties                                3,736,532     3,479,415
Medicare revenue                                                     -        4,538,599
Network access fees                                             1,713,983     1,765,518
Hospital administrative fees                                    1,431,979     1,192,838
Hospital administrative fees, related parties                     756,013       456,000
Other                                                              52,165        68,810
                                                             ------------  ------------
            Total operating revenue                            32,737,331    32,088,392

OPERATING EXPENSES:
Medical expenses                                               16,024,855    15,442,589
Medical expenses, related parties                              10,683,237    10,295,060
Payroll and related expenses                                    3,254,995     3,001,972
Selling, general, and administrative expenses                   2,970,554     2,895,238
Amortization expense                                              293,701       293,628
                                                             ------------  ------------
            Total operating expenses                           33,227,342    31,928,487
                                                             ------------  ------------
            Operating income(loss)                               (490,011)      159,905

OTHER INCOME (EXPENSE):
Interest and dividends                                            174,886       210,728
Other                                                                -           (9,440)
                                                             ------------  ------------
            Total other income                                    174,886       201,288
                                                             ------------  ------------
            Income (loss) before federal
               income taxes and minority
               interest                                          (315,125)      361,193

FEDERAL INCOME TAXE EXPENSE (BENEFIT)                            (107,142)      123,324
                                                             ------------  ------------
                                                                 (207,983)      237 869

MINORITY INTEREST                                                 136,036        (7,402)
                                                             ------------  ------------
NET INCOME (LOSS)                                            $    (71,947)$     230,467
                                                             ============  ============
NET INCOME (LOSS) PER COMMON SHARE                            $     (1.23)$        3.93
                                                             ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                58,572        58,585
                                                             ============  ============

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
UNAUDITED

                                                                         2001          2000
OPERATING ACTIVITIES:
  Net income (loss)                                               $    (71,947)   $    230,467
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
    Depreciation                                                       197,846         135,539
    Amortization                                                       293,701         293,628
    Deferred income taxes, net                                        (264,016)          2,942
    Provision for doubtful accounts                                     29,999          68,571
    Minority interest                                                 (136,036)          7,402
    Cash provided (used) by changes in operating
        assets and liabilities:
      Service fees receivable                                          849,855         888,298
      Premiums receivable                                             (147,514)       (369,638)
      Prepaid expenses                                                 134,887         (99,245)
      Other current assets                                             275,907         128,251
      Accounts payable                                                (138,523)        103,596
      Accrued expenses                                                  26,343        (257,183)
      Reserve for unpaid claims and claims
          adjustment expenses                                        3,691,597       2,697,695
      Provider settlements receivable/payable -
          related organizations                                       (153,808)     (1,228,493)
      Provider settlements receivable/payable -
          unrelated organizations                                      206,566        (853,253)
      Unearned premiums                                                498,662        (704,690)
                                                                  ------------   -------------
  Net cash provided by operating activities                          5,293,519       1,043,887

INVESTING ACTIVITIES:
  Purchase of furniture, equipment, and computer
      software                                                         (86,789)       (206,682)
  Increase in restricted indemnity cash                                   -            (45,583)
  Sale of short-term investments                                       499,995
                                                                  ------------   -------------
  Net cash provided (used) by investing activities                     413,206        (252,265)
                                                                  ------------   -------------
BALANCE, carried forward                                             5,706,725    $    791,622


See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLDIATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
UNAUDITED


                                                                          2001            2000
BALANCE, brought forward                                          $  5,706,725    $    791,622

FINANCING ACTIVITIES:
  Payment of note payable                                              (74,012)     (1,139,999)
                                                                  ------------    ------------
  Net cash used by financing activities                                (74,012)     (1,139,999)
                                                                  ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 5,632,713        (348,377)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                 12,697,290      13,082,130
                                                                  ------------    ------------
  End of year                                                     $ 18,330,003    $ 12,733,753
                                                                  ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                      $     22,593     $     9,440



See notes to consolidated financial statements.

NOTE 1  PRESENTATION OF INTERIM INFORMATION

The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of First Choice Health Network, Inc. and Subsidiary, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for three months ended March 31, 2001 and 2000. The unaudited condensed consolidated financial statements were prepared on the same basis as the annual 2000 consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

The Company's operations consist of two business segments.
The parent company, First Choice Health Network (Network), operates a PPO rental network. The subsidiary company, First Choice Health Plan (Plan), operates as a health care service contractor that accepts insurance risk.

The Network's revenues consist of access fees arising from the rental of the PPO network. The Plan's revenues consist primarily of commercial premiums resulting from the offering of health insurance products. Medical expenses are largely comprised of a capitation fee (a fixed periodic fee per covered member) or a negotiated fee for the health care services rendered.

Three Months Ended March 31, 2001 Compared to Three Months
Ended March 31, 2000

Operating revenues increased 2% to $32.7 million for the first quarter of 2001, from approximately $32.1 million for the first quarter of 2000. This increase was primarily due to $4.7 million of increased commercial premiums offset by a $4.5 million decrease in revenue due to the discontinuation of the Medicare product as of December 31, 2000. The Plan's commercial revenue increase is primarily due to premium increases of 19%.

Total operating expenses increased 4% to approximately
$33.2 million in 2001 versus approximately $31.9 million in 2000. Medical expenses drove the majority of the increase due to increased commercial costs of $5.0 million offset by a $4.0 million decrease in cost due to the discontinuation of the Medicare product as of December 31, 2000. The
Plan's commercial health care cost per member per month increased 23%. This increase is due primarily to the movement from capitation contracts to negotiated fees. Membership for which the Plan is at risk for increased from 47% of commercial membership at December 31, 2000 to 77% of commercial membership at March 31, 2001. Payroll and related expenses and selling, general and administrative costs increased 6% to approximately $6.2 million from approximately $5.9 million in 2000 reflecting general inflationary increases.

Federal income tax expense went from a provision of $123,324 in 2000 to a benefit of $107,142 in 2001 as a result of the Company being in a loss position for the 1st quarter of 2001.

Minority Interest increased to $136,036 from ($7,402) as a result of the change in net income or loss of the Company's majority owned subsidiary.

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

Liquidity And Capital Resources

At March 31, 2001, the Company had cash, cash equivalents of approximately $17.9 million compared to approximately
$12.7 million at December 31, 2000.

The Company anticipates that the cash generated by operations during 2001 and the cash and cash equivalents held as of December 31, 2000, will be sufficient to meet its cash requirements throughout 2001.

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

FIRST CHOICE HEALTH NETWORK, INC.

Date:	May 15, 2001

	By:		/ s /Kenneth A. Hamm
	Kenneth A. Hamm
	Sr. Vice President of Finance
	(Principal Financial and Accounting Officer
	and Duly Authorized Officer)