Form 10-Q
period 2001-06-30
FIRST CHOICE HEALTH NETWORK INC
filed 2001-08-15
CIK 922622

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q

     [   X   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001

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

              Yes   __X___                     No   ______

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on June 30, 2001, was 572 shares and 40,600 shares, respectively.

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q
                                                             Page
Part I      Financial Information

      Item 1      Financial Statements

      Consolidated Balance Sheets (Unaudited)
      at June 30, 2001 and
      December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . .  3

      Consolidated Statements of Income (Unaudited)
      for the Three Months and Six Months Ended
      June 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . .   5

      Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended
      June 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . .   6

      Notes to Consolidated
      Financial Statements. .(Unaudited) . . .  . . . . . . . . . . . . .  8

      Item 2	Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . .  9

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

      Item 4      Submission of Matters to a
                  Vote of Security Holders. . . . . . . . . . . . . . . . 11

      Item 5      Other Information . . . . . . . . . . . . . . . . . . . 11

      Item 6      Exhibits and Reports on Form 8-K. . . . . . . . . . . . 11

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2001 AND DECEMBER 31, 2000
UNAUDITED

                                                                       June 30,  December 31,
ASSETS	                                                             2001          2000
CURRENT ASSETS:
Cash and cash equivalents                                          $ 1,762,928   $12,697,290
Securities - available for sale                                      9,215,602       499,995
Service fees receivable, net of allowance
  for doubtful accounts of $568,753 at June 30, 2001
  and $650,024 at December 31, 2000                                  1,725,184     2,131,111
Service fees and premiums receivable from related parties              686,203     1,326,448
Premiums receivable, net of allowance for doubtful accounts of
  $229,755 at June 30, 2001 and $199,756 at December 31, 2000        2,719,812     2,738,711
Provider settlements receivable - unrelated parties                  1,649,148       848,202
Provider settlements receivable - related parties                    1,597,296    1,032,618
Prepaid expenses                                                       691,909       839,805
Deferred tax assets                                                  1,695,732     1,140,386
Other current assets                                                   574,166       716,959
                                                                   -----------   -----------
                        Total current assets                        22,317,980    23,971,525

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              4,443,423     4,354,690
Computer software                                                    1,178,276       886,933
                                                                   -----------   -----------
                                                                     5,621,699     5,241,623
Less accumulated depreciation and amortization                      (3,031,514)   (2,632,994)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                     2,590,185     2,608,629

DEFERRED TAX ASSETS                                                    790,524       925,165

OTHER ASSETS:
Restricted indemnity cash                                            1,804,474     1,798,699
Goodwill, net of accumulated amortization of $220,325
  at June 30, 2001 and $192,658 at December 31, 2000                    54,935        82,602
Other intangible assets, net of accumulated amortization of
  2,891,998 at June 30, 2001 and $2,332,225 at December 31, 2000      466,442     1,026,175
                                                                   -----------   -----------
            Total other assets                                       2,325,851     2,907,476
                                                                   -----------   -----------
TOTAL                                                              $28,024,540   $30,412,795
                                                                   ===========   ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2001 AND DECEMBER 31, 2000
UNAUDITED

                                                                       June 30,  December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                      2001           2000
CURRENT LIABILITIES:
Accounts payable                                                   $   445,766     $  678,054
Accrued expenses                                                     2,581,887      3,296,789
Reserve for unpaid claims and claims adjustment expenses             9,812,230     10,181,595
Provider settlements payable - unrelated organizations                 789,796      1,529,853
Provider settlements payable - related organizations                     -              -
Unearned premiums                                                    1,594,103      1,064,390
Deferred income taxes                                                   87,132         87,132
Current portion of note payable                                        315,699        301,829
                                                                   -----------    -----------
            Total current liabilities                               15,626,613     17,139,642

NOTE PAYABLE                                                           536,310        698,171

MINORITY INTEREST                                                          -          173,062

REDEEMABLE EQUITY PARTICIPATION                                      1,617,000      1,617,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 572 shares                                       572            572
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                 40,600         40,600
Additional paid-in capital                                           4,336,182      4,336,182
Paid-in capital from affiliates                                      1,472,108      1,472,108
Retained earnings                                                    4,395,155      4,935,458
                                                                   -----------    -----------
            Total shareholders' equity                              10,244,617     10,784,920
                                                                  -----------    -----------

TOTAL                                                              $28,024,540    $30,412,795
                                                                   ===========    ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND THE SIX MONTHS ENDED June 30, 2001 AND 2000
UNAUDITED

                                                                 Three Months Ended           Six Months Ended
                                                                       June 30,                   June 30,
         `
                                                                 2001         2000             2001         2000
OPERATING REVENUE:
Premium revenue                                              $ 24,214,449  $ 21,790,527    $49,261,108    $42,377,739
Premium revenue, related parties                                2,280,097     3,747,675      6,016,629      7,227,090
Medicare revenue                                                     -        5,005,011          -          9,543,610
Network access fees                                             1,602,366     1,686,624      3,316,349      3,452,142
Hospital administrative fees                                    1,609,971     1,019,000      3,041,950      2,211,838
Hospital administrative fees, related parties                     562,191       431,000      1,318,204        887,000
Other                                                              60,791        98,355        112,956        167,165
                                                              -------------  -------------  ------------   -----------
Total Operating Revenue                                        30,329,865    33,778,192     63,067,196     65,866,584
                                                              -------------  -------------  ------------   -----------
OPERATING EXPENSES:
Medical expenses                                               14,924,244    16,721,309     30,949,098      32,163,898
Medical expenses, related parties                               9,949,495    11,147,539     20,632,732      21,442,599
Payroll and related expenses                                    3,205,177     3,267,998      6,460,173       6,269,970
Selling, general, and administrative expenses                   2,957,968     2,991,581      5,928,522       5,886,819
Amortization expense                                              293,700       293,628        587,401         587,256
                                                             ------------  ------------    -------------    -----------
            Total operating expenses                           31,330,584    34,422,055     64,557,926      66,350,542
                                                             ------------  ------------    -------------    -----------
            Operating loss                                     (1,000,719)     (643,863)    (1,490,730)       (483,958)

OTHER INCOME (EXPENSE):
Interest and dividends                                            285,167       215,884        460,053         426,612
Other                                                               1,047        (2,360)         1,047         (11,800)
                                                             ------------  ------------     ------------    -----------
            Total other income                                    286,214       213,524        461,100         414,812
                                                             ------------  ------------     ------------    -----------
            Loss before federal
               income taxes and minority
               interest                                          (714,505)     (430,339)    (1,029,630)        (69,146)

FEDERAL INCOME TAX BENEFIT                                       (223,009)     (145,922)      (330,151)        (22,598)
                                                             ------------  ------------     ------------    ------------
                                                                 (491,496)     (284,417)      (699,479)        (46,548)

MINORITY INTEREST                                                  37,025        63,281        173,061          55,879
                                                             ------------  ------------     ------------    ------------
NET INCOME (LOSS)                                            $   (454,471) $   (221,136)      (526,418)          9,331
                                                             ============  ============     ============    ============
NET INCOME (LOSS) PER COMMON SHARE                           $      (7.76) $      (3.77)         (8.99)            .16
                                                             ============  ============     ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                58,572        58,585         58,572          58,585
                                                             ============  ============     ============    ============

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED June 30, 2001 AND 2000
UNAUDITED

	                                                                  2001          2000
OPERATING ACTIVITIES:
  Net income (loss)                                               $   (526,418)$      9,331
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
    Depreciation                                                       398,520         277,673
    Amortization                                                       587,401         587,256
    Deferred income taxes, net                                        (420,706)       (572,980)
    Provision for doubtful accounts                                    (51,272)        143,536
    Minority interest                                                 (173,062)        (55,879)
    Cash provided (used) by changes in operating
        assets and liabilities:
      Service fees receivable                                        1,127,443       1,112,179
      Premiums receivable                                              (11,100)          -
      Prepaid expenses                                                 147,896        (263,216)
      Other current assets                                             142,793         114,433
      Accounts payable                                                (232,288)           -
      Accrued expenses                                                (714,902)        119,433
      Reserve for unpaid claims and claims
          adjustment expenses                                         (369,365)      2,186,760
      Provider settlements receivable/payable -
          related organizations                                     (1,629,597)     (3,582,587)
      Provider settlements receivable/payable -
          unrelated organizations                                     (476,084)     (1,926,483)
      Unearned premiums                                                529,713         308,338
                                                                  ------------   -------------
  Net cash used by operating activities                             (1,671,028)     (1,542,206)



INVESTING ACTIVITIES:
  Purchase of furniture, equipment, and computer
      software                                                        (380,076)       (427,947)
  Increase in restricted indemnity cash                                 (5,775)        (51,073)
  Purchase of securities available for sale                         (9,929,307)
  Maturity/Buydowns of securities available for sale                 1,199,815
                                                                ---------------   -------------
  Net cash used by investing activities                             (9,115,343)       (479,020)
                                                                ---------------   -------------
BALANCE, carried forward                                           (10,786,371)   $ (2,021,226)


See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLDIATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED June 30, 2001 AND 2000
UNAUDITED


                                                                          2001            2000
BALANCE, brought forward                                          $(10,786,371)  $  (2,021,226)

FINANCING ACTIVITIES:

  Repurchase of Class A common stock membership
    rights from physicians                                                              (1,032)
  Payment of note payable                                             (147,991)     (1,612,004)
                                                                  ------------    ------------
  Net cash used by financing activities                               (147,991)     (1,613,036)
                                                                  ------------    ------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                        (10,934,362)     (3,634,262)
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                 12,697,290      13,082,130
                                                                  ------------    ------------
  End of period                                                   $  1,762,928    $  9,447,868
                                                                  ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the year for:
    Federal income taxes                                          $       -        $   430,000
    Interest                                                            45,218          11,800



See notes to consolidated financial statements.

NOTE 1  PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim consolidated financial statements And related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of First Choice Health
Network, Inc. and Subsidiary, the accompanying unaudited interim consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three months and six months ended June 30, 2001 and 2000, and cash flows for six months ended June 30, 2001 and 2000. The consolidated financial statements were prepared on the same basis as the annual 2000 consolidated financial statements. The results of interim operations are not necessarily indicative of operating results for the entire year.




NOTE 2:	  INVESTMENTS

In the second quarter of 2001, the Company purchased $9.9 million of bonds available for sale. The amortized cost, unrealized gains or losses and fair values of investments in debt securities, as of June 30, 2001, are as follows:

                                                 Unrealized     Unrealized
                               Amortized Cost       Gains         Losses          Fair Value

U .S. Treasury
securities and
obligations of U.S.
Government and
agencies                   $        641,250     $    -       $    (1,312)     $      639,938

Mortgage Backed
Securities                        8,588,237        5,186         (17,759)          8,575,664
                             ______________      ___________   ____________     ____________
Total Bonds               $       9,229,487     $  5,186         (19,071)          9,215,602



In determining fair value, management obtains quotations from independent sources who make markets in similar securities, generally broker dealers. These quotes are generally estimates of fair value based on an evaluation of appropriate facts such as trading in similar securities, yields, credit quality, coupon rate, maturity, type of issue, and other market data.


Principal buydowns on investments in debt securities during the second quarter of 2001 were $699,820




NOTE 3  RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement Of Financial Accounting Standards ("SFAS") No. 141,
Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all Business Combinations initiated after June 30, 2001 to be accounted for using the Purchase Method. SFAS No. 142 eliminates the amortization of goodwill relating to past and future acquisitions and instead subjects goodwill to an impairment assessment. The Provisions of SFAS No. 142 will apply to existing goodwill and other assets effective January 1, 2002.
The adoption of SFAS No. 142 would reduce goodwill amortization by approximately $27,000($18,000 after tax) on an annual basis. The adoption of SFAS No. 141 will not have an impact on our historical financial statements.



NOTE 4  REPORTABLE OPERATING SEGMENTS

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


Information about profit or loss and assets of reportable segments:

                                           First Choice          First Choice
                                          Health Network          Health Plan          Total
                                          ______________         ____________        _________
Three months Ended June 30, 2001:
   Revenues from external customers      $   3,156,628        $  27,173,237      $  30,329,865
   Intercompany revenue

   Net Income (loss)                           418,837             (910,333)          (491,496)
   Minority interest                                                                    37,025
   Consolidated net income (loss)                                                     (454,471)

Three months Ended June 30, 2000:
   Revenues from external customers      $    2,652,397       $  31,125,795      $  33,778,192
   Intercompany revenue

   Net income (loss)                             37,305            (321,722)          (284,417)
   Minority interest                                                                    63,281
   Consolidated net income (loss)                                                     (221,136)

Six months Ended June 30, 2001:
   Revenues from external customers      $   6,414,908        $  56,652,288      $  63,067,196
   Intercompany revenue

   Net income (loss)                           901,502           (1,600,981)          (699,479)
   Minority interest                                                                   173,061
   Consolidated net income (loss)                                                     (526,418)

Six months Ended June 30, 2000:
   Revenues from external customers     $    5,405,813        $  60,460,771      $  65,866,584
   Intercompany revenue

   Net income (loss)                           237,146             (283,694)           (46,548)
   Minority interest                                                                    55,879
   Consolidated net income (loss)                                                        9,331


The Plan segment had a change in investment activity in the three months ending June 30, 2001, when $9.2 million was moved from cash to securities available for sale.

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

Six Months Ended June 30, 2001 Compared to Six Months
Ended June 30, 2000

Operating revenues decreased 4.3% to $63.1 million for the second quarter of 2001, from approximately $65.9 million for the second quarter of 2000. This decrease was primarily due to $5.7 million of increased commercial premiums offset by a $9.5 million decrease in revenue due to the discontinuation of the Medicare product as of December 31, 2000. The Plan's commercial revenue increase is primarily due to premium increases of 18.4%

Total operating expenses decreased 2.7% to approximately
$64.6 million in 2001 versus approximately $66.4 million in 2000. Medical expenses drove the majority of the decrease due to increased commercial costs of $5.6 million offset by a $8.4 million decrease in cost due to the discontinuation of the Medicare product as of December 31, 2000. The
Plan's commercial health care cost per member per month increased 20.3%. This increase is due primarily to the movement from capitation contracts to negotiated fees.
Payroll and related expenses and selling, general and administrative costs increased 1.9% to approximately $12.4 million from approximately $12.2 million in 2000 reflecting general inflationary increases.

Federal income tax expense went from a benefit of $22,598 in 2000 to a benefit of $330,151 in 2001 as a result of the Company being in a loss position for the 2nd quarter of 2001.

Minority Interest increased to $313,492 from $55,879 as a result of the change in net loss of the Company's majority owned subsidiary.

Market Risk

HMOs and health insurance companies operate in a highly competitive environment. The Company has numerous competitors, including; for-profit and not-for-profit HMOs, preferred provider organizations ("PPOs"), and indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than the Company. The Network's ability to retain existing clients and attract new clients is largely dependent on its ability to control health care costs by creating and maintaining a network of high quality, efficient, fully credentialed providers who agree to accept competitive reimbursement rates and on its ability to control excess utilization through its utilization management program.

Liquidity And Capital Resources

At June 30, 2001, the Company had cash, cash equivalents of approximately $1.8 million compared to approximately
$12.7 million at December 31, 2000. The decrease in cash is primarily due to the purchase of $9.9 million in bonds available for sale. The bonds consisted of mortgage-backed securities that are marketable in the event additional cash is needed.

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