Form 10-Q
period 2001-09-30
FIRST CHOICE HEALTH NETWORK INC
filed 2001-11-14
CIK 922622

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q

     [   X   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2001

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

              Yes   __X___                     No   ______

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on September 30, 2001, was 562 shares and 40,600 shares, respectively.

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q
                                                             Page
Part I      Financial Information

      Item 1      Financial Statements

      Consolidated Balance Sheets (Unaudited)
      at September 30, 2001 and
      December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . .  3

      Consolidated Statements of Income (Unaudited)
      for the Three Months and Nine Months Ended
      September 30, 2001 and 2000 . . . . . . .  . . . . . . . . . . . .   5

      Consolidated Statements of Cash Flows (Unaudited)
      for the Nine Months Ended
      September 30, 2001 and 2000 . . . . . . .  . . . . . . . . . . . .   6

      Notes to Consolidated
      Financial Statements. .(Unaudited) . . .  . . . . . . . . . . . . .  8

      Item 2	Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . .  9

Part II     Other Information

      Item 1      Legal Proceedings . . . . . . . . . . . . . . . . . . . 11

      Item 2      Changes in Securities and Use of Proceeds.. . . . . . . 11

      Item 3      Defaults Upon Senior Securities . . . . . . . . . . . . 11

      Item 4      Submission of Matters to a
                  Vote of Security Holders. . . . . . . . . . . . . . . . 11

      Item 5      Other Information . . . . . . . . . . . . . . . . . . . 11

      Item 6      Exhibits and Reports on Form 8-K. . . . . . . . . . . . 11

      Item 7      Forward-Looking Statements. . . . . . . . . . . . . . . 11

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2001 AND DECEMBER 31, 2000
UNAUDITED

                                                                       September 30,  December 31,
ASSETS	                                                             2001          2000
CURRENT ASSETS:
Cash and cash equivalents                                          $ 4,212,585   $12,697,290
Securities - available for sale                                     10,301,683       499,995
Service fees receivable, net of allowance
  for doubtful accounts of $565,306
  and $650,024                                                       1,744,249     2,131,111
Service fees and premiums receivable from related parties              615,676     1,326,448
Premiums receivable, net of allowance for doubtful accounts of
  $229,755 and $199,756                                              2,767,672     2,738,711
Provider settlements receivable - unrelated parties                  1,728,449       848,202
Provider settlements receivable - related parties                      504,710     1,032,618
Prepaid expenses                                                       876,245       839,805
Deferred tax assets                                                  1,430,068     1,140,386
Other current assets                                                   516,697       716,959
                                                                   -----------   -----------
                        Total current assets                        24,698,034    23,971,525

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              4,459,342     4,354,690
Computer software                                                    1,187,970       886,933
                                                                   -----------   -----------
                                                                     5,647,312     5,241,623
Less accumulated depreciation and amortization                      (3,243,493)   (2,632,994)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                     2,403,819     2,608,629

DEFERRED TAX ASSETS                                                    790,524       925,165

OTHER ASSETS:
Restricted indemnity cash                                            1,804,474     1,798,699
Goodwill, net of accumulated amortization of $234,158
  and $192,658                                                          41,102        82,602
Other intangible assets, net of accumulated amortization of
  3,171,819 and $2,332,225                                             186,581     1,026,175
                                                                   -----------   -----------
            Total other assets                                       2,032,157     2,907,476
                                                                   -----------   -----------
TOTAL                                                              $29,924,534   $30,412,795
                                                                   ===========   ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2001 AND DECEMBER 31, 2000
UNAUDITED

                                                                       September 30,  December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                      2001           2000
CURRENT LIABILITIES:
Accounts payable                                                   $   469,961     $  678,054
Accrued expenses                                                     2,386,737      3,296,789
Reserve for unpaid claims and claims adjustment expenses            11,780,681     10,181,595
Provider settlements payable - unrelated organizations                 556,639      1,529,853
Unearned premiums                                                    1,378,716      1,064,390
Deferred income taxes                                                   87,132         87,132
Current portion of note payable                                        323,689        301,829
                                                                   -----------    -----------
            Total current liabilities                               16,983,556     17,139,642

NOTE PAYABLE                                                           452,460        698,171

MINORITY INTEREST                                                          -          173,062

REDEEMABLE EQUITY PARTICIPATION                                      1,617,000      1,617,000

COMMITMENTS

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 562 and 572 shares                               562            572
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                 40,600         40,600
Additional paid-in capital                                           4,327,994      4,336,182
Paid-in capital from affiliates                                      1,472,108      1,472,108
Retained earnings                                                    5,030,255      4,935,458
                                                                   -----------    -----------
            Total shareholders' equity                              10,871,519     10,784,920
                                                                  -----------    -----------

TOTAL                                                              $29,924,534    $30,412,795
                                                                   ===========    ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND THE NINE MONTHS ENDED September 30, 2001 AND 2000 UNAUDITED

                                                                 Three Months Ended           Nine Months Ended
                                                                       September 30,                   September 30,
         `
                                                                 2001         2000             2001         2000
OPERATING REVENUE:
Premium revenue                                              $ 23,756,167  $ 23,494,003    $73,017,275    $65,871,742
Premium revenue, related parties                                2,223,846     3,897,453      8,240,475     11,124,543
Medicare revenue                                                     -        5,039,811          -         14,583,420
Network access fees                                             1,890,086     2,160,869      5,206,435      5,613,011
Hospital administrative fees                                    1,461,637       947,292      4,503,587      3,159,130
Hospital administrative fees, related parties                     894,140       503,171      2,212,344      1,390,171
Other                                                              55,131        60,202        168,087        227,367
                                                              -------------  -------------  ------------   -----------
Total Operating Revenue                                        30,281,007    36,102,801     93,348,203    101,969,384
                                                              -------------  -------------  ------------   -----------
OPERATING EXPENSES:
Medical expenses                                               14,013,264    18,113,788     44,962,362      50,277,686
Medical expenses, related parties                               9,342,176    12,075,860     29,974,908      33,518,458
Payroll and related expenses                                    3,031,291     3,116,865      9,491,464       9,386,835
Selling, general, and administrative expenses                   2,818,173     3,179,304      8,746,695       9,066,122
Amortization expense                                              293,693       293,628        881,094         880,884
                                                             ------------  ------------    -------------    -----------
            Total operating expenses                           29,498,597    36,779,445     94,056,523     103,129,985
                                                             ------------  ------------    -------------    -----------
            Operating income                                      782,410      (676,644)      (708,320)     (1,160,601)
OTHER INCOME (EXPENSE):
Interest and dividends                                            213,264       177,703        673,317         604,315
Other                                                             (10,872)                      (9,826)        (11,800)
                                                             ------------  ------------     ------------    -----------
            Total other income                                    202,392       177,703        663,491         592,515
                                                             ------------  ------------     ------------    -----------
            Income before federal
               income taxes and minority
               interest                                           984,802     (498,941)        (44,829)       (568,086)

FEDERAL INCOME TAX                                                349,329     (163,284)         19,178        (185,882)
                                                             ------------  ------------     ------------    ------------
                                                                  635,473     (335,657)        (64,007)       (382,204)

MINORITY INTEREST                                                     0         115,426         173,062         171,305
                                                             ------------  ------------     ------------    ------------
NET INCOME (LOSS)                                            $    635,473 $   (220,231)        109,055        (210,899)
                                                             ============  ============     ============    ============
NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted       $      10.85 $      (3.76)           1.86           (3.60)
                                                             ============  ============     ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                58,569       58,571          58,571          58,580
                                                             ============  ============     ============    ============

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED September 30, 2001 AND 2000
UNAUDITED

	                                                                  2001          2000
OPERATING ACTIVITIES:
  Net income (loss)                                               $   109,055     $   (210,899)
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
    Depreciation                                                       610,499         441,961
    Amortization                                                       881,094         880,884
    Deferred income taxes, net                                        (155,041)       (736,265)
    Provision for doubtful accounts                                    (54,719)        793,422
    Minority interest                                                 (173,062)       (171,305)
    Cash provided (used) by changes in operating
        assets and liabilities:
      Service fees receivable                                        1,182,352         653,129
      Premiums receivable                                              (58,960)            0
      Prepaid expenses                                                 (36,440)       (135,734)
      Other current assets                                             200,262          76,377
      Accounts payable                                                (208,093)        633,293
      Accrued expenses                                                (910,051)
      Reserve for unpaid claims and claims
          adjustment expenses                                        1,599,086       3,157,549
      Provider settlements receivable/payable -
          related organizations                                        527,908      (4,721,573)
      Provider settlements receivable/payable -
          unrelated organizations                                   (1,853,461)     (3,364,520)
      Unearned premiums                                                314,326      (1,374,257)
                                                                  ------------   -------------
    Net cash used by operating activities                            1,974,755      (4,077,938)




INVESTING ACTIVITIES:
  Purchase of furniture, equipment, and computer
      software                                                        (405,689)       (993,137)
  Increase in restricted indemnity cash                                 (5,775)        (51,073)
  Purchase of securities available for sale                         (9,815,948)
                                                               ---------------   -------------
  Net cash used by investing activities                            (10,227,412)     (1,044,210)
BALANCE, carried forward                                            (8,252,657)   $ (5,122,148)


See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLDIATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED September 30, 2001 AND 2000
UNAUDITED


                                                                          2001            2000
BALANCE, brought forward                                          $ (8,252,657)  $  (5,122,148)

FINANCING ACTIVITIES:

  Repurchase of Class A common stock membership                         (8,198)        (15,009)
    rights from physicians
  Payment of note payable                                             (223,850)     (1,612,004)
                                                                  ------------    ------------
  Net cash used by financing activities                               (232,048)     (1,627,013)
                                                                  ------------    ------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                         (8,484,705)     (6,749,161)
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                 12,697,290      13,082,129
                                                                  ------------    ------------
  End of period                                                   $  4,212,585    $  6,332,968
                                                                  ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the year for:
    Federal income taxes                                          $       -        $   430,000
    Interest                                                            69,138          11,800



See notes to consolidated financial statements.

NOTE 1  PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim consolidated financial statements
And related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of First Choice Health
Network, Inc. and Subsidiary, the accompanying unaudited interim consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three months and nine months ended September 30, 2001 and 2000, and cash flows for nine months ended September 30, 2001 and 2000. The consolidated financial statements were prepared on the same basis as the annual 2000 consolidated financial statements. The results of interim operations are not necessarily indicative of operating results for the entire year.




NOTE 2:	  INVESTMENTS
In the third quarter of 2001, the Company purchased $2.4 million of bonds available for sale. The amortized cost, unrealized gains or losses and fair values of investments in debt securities, as of September 30, 2001, are as follows:

                                                 Unrealized     Unrealized
                               Amortized Cost       Gains         Losses          Fair Value

U .S. Treasury
securities and
obligations of U.S.
Government and
agencies                   $      2,174,706    $    -       $     (3,180)     $    2,171,526

Mortgage Backed
Securities                        8,141,237        9,406         (20,486)          8,130,157
                             ______________      ___________   ____________     ____________
Total Bonds               $      10,315,943     $  9,406         (23,666)         10,301,683



In determining fair value, management obtains quotations from independent sources who make markets in similar securities, generally broker dealers. These quotes are generally estimates of fair value based on an evaluation of appropriate facts such as trading in similar securities, yields, credit quality, coupon rate, maturity, type of issue, and other market data.


Principal buydowns on investments in debt securities during the third quarter of 2001 were $1,269,251




NOTE 3  RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement Of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all Business Combinations initiated after
June 30, 2001 to be accounted for using the Purchase Method.
SFAS No. 142 eliminates amortization of goodwill relating to past and future acquisitions and instead subjects goodwill to a periodic impairment assessment. The Provisions of SFAS No. 142 will apply to existing goodwill and other assets effective January 1, 2002. The adoption of SFAS No. 142 is expected to reduce goodwill amortization by approximately $27,000 ($18,000 after tax)on an annual basis. The adoption of SFAS No. 141 will not not have an impact on our historical financial statements.




NOTE 4  REPORTABLE OPERATING SEGMENTS

Factors management used to identify the enterprise's reportable segments: The Company has two reportable segments which correspond to the organization of the Company and its majority-owned subsidiary, First Choice Health Plan. Each segment requires distinct tracking capabilities in the areas of revenues, claims processing, marketing strategies, and reporting to regulatory organizations.


Information about profit or loss and assets of reportable segments:

                                           First Choice          First Choice
                                          Health Network          Health Plan          Total
                                          ______________         ____________        _________
Three months Ended September 30, 2001:
   Revenues from external customers      $   3,620,342        $  26,660,665      $  30,281,007
   Intercompany revenue

   Net Income (loss)                           707,801             (72,328)            635,473
   Consolidated net income (loss)                                                      635,473

Three months Ended September 30, 2000:
   Revenues from external customers      $    2,934,764       $  33,168,037      $  36,102,801
   Intercompany revenue

   Net income (loss)                             250,349            (586,006)         (335,657)
   Minority interest                                                 115,426           115,426
   Consolidated net income (loss)                                                     (220,231)

Nine months Ended September 30, 2001:
   Revenues from external customers      $   10,035,520        $  83,312,683      $  93,348,203
   Intercompany revenue

   Net income (loss)                          1,609,303           (1,673,310)          (64,007)
   Minority interest                                                 173,062           173,062
   Consolidated net income (loss)                                                      109,055

Nine months Ended September 30, 2000:
   Revenues from external customers     $    8,340,577        $  93,628,808      $  101,969,384
   Intercompany revenue

   Net income (loss)                           487,495             (869,699)           (382,204)
   Minority interest                                                171,305             171,305
   Consolidated net income (loss)                                                      (210,899)


FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY

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

Nine Months Ended September 30, 2001 Compared to Nine Months
Ended September 30, 2000

Operating revenues decreased 8.5% to $93.3 million for the third quarter of 2001, from approximately $102.0 million for the third quarter of 2000. This decrease was primarily due to $4.3 million of increased commercial premiums offset by a $14.6 million decrease in revenue due to the discontinuation of the Medicare product as of December 31, 2000. The Plan's commercial revenue increase is primarily due to premium increases of 19.0%

Total operating expenses decreased 8.7% to approximately $94.1 million in 2001 versus approximately $103.1 million in 2000. Medical expenses drove the majority of the decrease due to increased commercial costs of $2.9 million offset by a $12.0 million decrease in cost due to the discontinuation of the Medicare product as of December 31, 2000. The
Plan's commercial health care cost per member per month increased 18.2%. This increase is due primarily to the movement from capitation contracts to negotiated fees. Payroll and related expenses and selling, general and administrative costs decreased 1.2% to approximately $18.2 million from approximately $18.4 million in 2000.

Federal income tax expense went from a benefit of $185,882 in 2000 to an expense of $19,178 in 2001 as a result of the Company being profitable in 2001.

Minority Interest increased to $173,062 from $171,305 as a result of the change in net loss of the Company's majority owned subsidiary.

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

Liquidity And Capital Resources

As indicated on the Company's Consolidated Statement of Cash Flows at September 30, 2001, the Company had cash, cash equivalents of approximately $4.2 million compared to approximately
$12.7 million at December 31, 2000. The decrease in cash is primarily due to the purchase of $9.8 million in bonds available for sale. The bonds consisted of U. S. Treasury securities and obligations of U.S. Governmental Agencies and mortgage-backed securities that are marketable in the event additional cash is needed.

The Company anticipates that the cash generated by operations during 2001 and the cash and cash equivalents held as of September 30, 2001, will be sufficient to meet its cash requirements throughout 2001.

Part II	Other Information


	Item 1	Legal Proceedings

	There are no material legal proceedings pending.

	Item 2	Changes in Securities and use of Proceeds

	No changes in the Company's securities occurred during this period.

	Item 3	Defaults Upon Senior Securities

	No senior securities of the Company are outstanding.

	Item 4.  	Submission of Matters to a Vote of
                  Security Holders

	No matters were submitted to a vote of security holders.

	Item 5	Other Information

	None

	Item 6	Exhibits and Reports on Form 8-K

      A report of Form 8-K was filed on September 27, 2001, under item 4 to dismiss Deloitte & Touche LLP as the Company's independent accountants and to engage Moss Adams LLP as the Company's new independent accountants.

      Item 7      Forward-Looking Statements

     This quarterly report on From 10-Q includes forward-looking statements about the future operations of the Company. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past results do not necessarily indicate its future results.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE HEALTH NETWORK, INC.

Date:	November 14, 2001

	By:		/ s /Kenneth A. Hamm
	Kenneth A. Hamm
	Sr. Vice President of Finance
	(Principal Financial and Accounting Officer
	and Duly Authorized Officer)