Form 10-K
period 2001-12-31
FIRST CHOICE HEALTH NETWORK INC
filed 2002-04-01
CIK 922622

         1            SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549



                              FORM 10 - K


         [ X ] ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2001
                                  OR


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


The aggregate number of Registrant's shares outstanding on December 31, 2001 was 539 shares of Class A Common Stock, and 40,600 shares of Class B Common Stock, $1.00 par value, respectively.



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

                                     3

         4                                         PART  I
DESCRIPTION OF BUSINESS AND PRODUCTS

GENERAL

ITEM 1.

First Choice Health Network, Inc., ("The Network") is a provider-owned, managed health care company which has established a network of physicians, hospitals and other health care providers (a "Preferred Provider
Organization" or "PPO") located primarily in the State of Washington for the provision of health care services. A small portion of the PPO is located in each of Alaska, Idaho and Montana. The Network contracts with the health care providers in its PPO for the provision of health care services on a discounted fee basis and contracts with self-insured employers, indemnity insurers, health maintenance organizations, union trusts (collectively, "Health Plans") and third party administrators ("TPAs"), to provide their subscribers (or members) access to the PPO, for which it receives a fee from the Health Plan or the TPA, as applicable, typically on a per subscriber (or member) per month basis. An additional per subscriber (or member) monthly fee is received in the event the Health Plan or TPA elects to receive utilization management services. In addition, the hospitals participating in the PPO pay The Network an administrative fee under their respective participating health care facility service contracts.

At December 31, 2001, The Network had arrangements with TPA's and health plans representing approximately 1.2 million members and their dependents (collectively "Covered Persons"). Practically all of the Company's revenues were derived from services performed in the state of Washington during the year ended December 31, 2001.

The Network's success depends to a significant degree on its ability to control health care costs for the Health Plans and TPA's utilizing its PPO.

An integral part of The Network's PPO is its comprehensive quality assurance program. This program is designed to maintain and improve proper medical care and includes, verification of physicians' credentials and hospital accreditation, medical care evaluations, outcome studies which evaluate hospital admissions and referral patterns and the processing of Covered Persons' grievances. In excess of 85% of the PPO physicians are board certified or board eligible in one or more specialties.

First Choice Health Network, a corporation organized under the laws of the state of Washington in 1984, is owned by 539 physicians, all of whom own Class A Common Stock; seven hospitals who own Class B Common Stock, and four hospital participants.

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

Risked Based Capital ("RBC") requirements were adopted by the state of Washington and the NAIC effective for 1998 and subsequent years, which established that certain required amounts of capital be maintained.
As of December 31, 2000, The Plan's RBC was less than the required amount by $402,987. The Plan subsequently cured this capital deficiency in March, 2001. As of December 31, 2001, The Plan's RBC exceeded the required amount in connection with its statutory filing.

During 1998, The Plan filed an application with the Federal Health Care Financing Administration ("HCFA")for a license to offer a Medicare risk product called SeniorsFirst. The medicare application was approved in the third quarter of 1998 and the first sales of the product occurred on January 1, 1999. As of December 31, 1999, 2000 and 2001,there were 2,585, 2,973 and 0 members, respectively, and collected premiums of $6,338,440, $19,060,419 and $0, respectively. The Plan ceased offering this product on January 1, 2001.

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

Physicians


The Network seeks to include within its PPO high-quality, cost-effective physicians who have admitting privileges at a participating PPO hospital. In addition, physicians are recruited in geographic areas in which The Network's PPO does not have a physician presence if a prospective Health Plan has a large number of Covered Persons in such area. Upon receipt of an application by a physician to participate in the PPO, The Network conducts its own credentialing process (separate and distinct from those performed by participating hospitals with respect to physicians with admitting privileges), evaluating relevant information such as malpractice insurance, claims activity and the physician's standing with licensing regulatory authorities. The number of contracted physicians is 11,000 at December 31, 2001.

Hospitals

The Network has contracts with hospitals in most counties in the State of Washington and in each county in which it conducts business in other states. The PPO offers Covered Persons a full range of hospital services, including tertiary care.

The Network seeks to attract hospitals rendering high-quality, cost-effective care. Prior to contracting with a hospital, The Network reviews the hospital's accreditation, federal and state certifications, and internal and external claims data and reports, including data available from regulatory agencies.
The number of contracted hospitals is 100 at December 31, 2001.


Other Health Care Providers

The Network has contracts with many health care providers (other than physicians and hospitals) which, among other services, provide mental health care, diagnostic services, chiropractic services, physical therapy, out-patient surgery, laboratory services and home health care. The number of contracted other health care providers is 5,000 at December 31, 2001.

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

At December 31, 2001, The Network had contractual arrangements through which Health Plans and TPA's representing approximately 1.2 million Covered Persons, utilized the company's PPO. The

Network receives a fee for providing access to its PPO, typically on a per subscriber per month basis, from the Health Plan or TPA. The per subscriber monthly fee is generally fixed for a twelve-month period under contracts with each Health Plan or TPA, and is based upon the extent of the network utilized (hospitals and/or physicians) and whether utilization management services are requested.

First Choice Health Plan Products

The Plan offers health care coverage to employer groups, Association Plans as well as a Medicare Supplement product:

Association Plan

These plans include a plan offered through Costco Wholesale and a plan offered through the Employers Health Purchasing Cooperative which are tailor made to targeted populations of employees.

Medicare Risk

In 1999 and 2000 The Plan offered a medicare risk product called SeniorsFirst for persons eligible to receive Medicare (parts A and B) at no or minimal cost to the member. SeniorsFirst was a medicare managed care plan that combines health insurance and health services in one organization, a Medicare + Choice HMO. SeniorsFirst offer the same benefits that original medicare offers and additional benefits, which may change from year to year. Under this program, the Health Care Financing Administration of the United States Department of Health and Human Services (HCFA) paid a fixed premium for coverage of each member based on a formula of the projected medical expense of each Medicare member. The Plan ceased offering this program as of January 1, 2001.

Medicare Supplement

Under the HCSC license, The Plan contracts with Olympic Health
Management Systems, Inc., to operate a Medicare Supplement product.

The Plan offers four basic types of health care plans to prospective employer groups: Managed Plans, Triple Option Plans, Point of Service Plans and preferred providers open access plans.

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

Triple Option Health Plan

This plan offers three different levels of benefit coverage: the Community Network benefit level, the Extended PPO Network benefit level and an out-of-network benefit level. The member is required to choose a PCP during enrollment. The member may choose to have his/her services coordinated through the PCP in order to receive the highest level of benefit coverage available. However, the member may choose to self-refer to an Extended PPO Network Provider or a non-participating provider, which is covered at a lower reimbursement. This plan is being discontinued.

Preferred Provider Open Access Plan

During 2001, The Plan introduced an insured Preferred Provider Plan.
The plan is an open access plan that does not require PCP referrals to see specialists.

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

Direct Sales Force and Telemarketing

The Plan maintains a direct sales staff of account executives. The account executives sell to employer groups, primariy through brokers. In addition, they are the principal administrative contact for employers and their benefit managers by conducting on-site employee meetings and various other requests.

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

MAJOR CUSTOMER

The Company's largest customer, accounted for approximately 24% of the Company's premium revenue and 74% of premiums receivable in fiscal 2001 and approximately 22% of premium revenue and 53% of premiums receivable in fiscal 2000. This customer accounted for approximately $25.8 million and $22.7 million of the Company's consolidated revenues for 2001 and 2000, respectively.

COMPETITION

The managed health care industry is highly competitive, primarily on the basis of price, the size, quality and geographic location of the network of physicians, hospitals and other health care providers, benefits provided and quality of service. The Network competes with other managed health care companies, such as health maintenance organizations and indemnity health insurance companies, and other PPO's in the state of Washington.

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

HIPPA

The Health Insurance Portability and Accountability Act of 1996 ("HIPPA"), requires the United States Department of Health and Human Services
("DHHS") to develop standards and requirements for maintenance and transmission of health information that identifies individual members. The Standards for Electronic Transactions Final Rule was published August 2000 and became effective October 2000 with a compliance date of October 2002. This effective date has now been delayed to October 2003. The Standards for Privacy and Individually Identifiable Health Information Final Rule was published December 2000 and became effective April 2001 with a compliance date of April 2003.

It is difficult to assess the costs related to HIPAA compliance because these are sweeping changes for which The Company has no historical experience. Overall,costs of implementation and risk management are expected to be significant as policy and process development is based on extensive assessment, staff training, IS solution purchases and ongoing compliance evaluation.
There will be continuing costs to ensure compliance with the law over time.

Employees

At December 31, 2001, The Network had 180 employees, 178 of which were full-time . None of the company's employees are unionized or subject to collective bargaining agreements with The Network, and The Network believes its relationships with its employees to be good.

ITEM 2.     DESCRIPTION OF PROPERTY

First Choice leases and occupies two offices in separate buildings in Seattle. The leases expire in March and July 2003.

ITEM  3.     LEGAL PROCEEDINGS

In the normal course of business, the Company may encounter claims, assessments, and litigation brought against the Company. If and when these situations arise, the Company assesses the situation and accrues for financial exposure, if appropriate. As of December 31, 2001, the Company is not aware of any such material situations.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		No matters were submitted in the fourth quarter of 2001.

PART II

ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for any of the Company's equity securities.

As of December 31, 2001, there were 539 holders of the Company's Class A Common Stock, seven holders of the Company's Class B Common Stock, and three Hospital Participants and UWMC.

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

ITEM  6.     SELECTED FINANCIAL  DATA

                                       2001         2000         1999         1998        1997
                                ------------  -----------  -----------  -----------  ----------
Operating revenue               $122,652,504  $139,144,059  $92,097,975  $56,878,270  $25,581,122
Net income(loss)                  (1,407,987)   (1,349,859)   1,660,238      703,551      380,868
Net income(loss)
  per common share                    (24.04)       (23.04)       28.33        12.00         6.49
Total assets                      30,415,699    30,412,795   30,667,873   20,712,398   17,683,105
Total liabilities                 17,847,673    17,837,813   16,394,980    8,868,805    6,769,900
Redeemable equity participation    1,991,850     1,617,000    1,260,000       -            -
Total Equity                       9,338,690    10,784,920   12,148,644   10,523,508    9,600,974


ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

OVERVIEW

The Network's ability to retain existing clients and attract new clients is largely dependent on its ability to control health care costs by creating and maintaining a network of high quality, efficient, fully credentialed providers who agree to accept competitive reimbursement rates and on its ability to control excess utilization through its utilization management program. During 2001, The Network continued to expand its PPO network. In 2001, The Network continued its system of physician reimbursement which had commenced in July 1993, referred to as the Resource Based Relative Value System, whereby fees to physicians are weighted more toward cognitive services (i.e., overall patient care) as opposed to procedural services (e.g., surgery and diagnostic tests). This system is consistent with the company's belief in the importance of managing the full scope of patient care to provide the most appropriate level of service for each patient.

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

In 2001, Medical expenses were comprised of fee-for-service contracted arrangements and capitation arrangements with the physician organizations ("PO") in which the risk for health insurance coverage has been passed to the PO. For the capitation arrangement the Plan passes much of the premium to the POs and keeps a certain percentage for administrative fees which covers services that The Plan provides on behalf of the PO. The Plan assumes the full risk for approximately 88% of commercial members at year-end 2001. For the membership that The Plan is at risk for, the medical expenses are comprised of negotiated payments to physicians, hospitals and other health care providers which includes an estimated amount for incurred but not reported claims ("IBNR").

The Plan had a license with the Federal Health Care Financing Administration ("HCFA") to offer a Medicare risk product. The Medicare application was approved in the third quarter of 1998 with the first sales of the product occurring on January 1, 1999. The Plan ceased offering this product as of January 1, 2001.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO
YEARS ENDED DECEMBER 31, 2000 AND 1999

Operating revenue decreased $16.5 million (11.9%) from 2000 to 2001 and increased $47.0 million (51.1%) from 1999 to 2000. The decrease in 2001 was due to the discontinuance of the SeniorsFirst Medicare Risk product (approximately $19.1 million). The increase in 2000 was primarily due to increased Plan insured membership and rate increases. Commercial member months grew by 29.1% in 2000 and Medicare Risk member months grew by 156.7% during 2000. In addition, commercial premium rates increased by 14% and Medicare Risk premium rates increased by 21% during 2000. Network Access fees increased $.8 million (10.3%) from 2000 to 2001 and were unchanged in 2000 from 1999. The increase is due to higher contractual rates. Hospital administrative fees increased $1.0 million (14.7%) from 2000 to 2001 and increased $.8 million (14.2%) from 1999 to 2000. The increase is primarily due to increased enrollment and a higher volume of services provided to the hospitals.

Operating expenses decreased $19.5 million (13.6%)from 2000 to 2001 and increased $72 million (58.0%) from 1999 to 2000. The decrease in 2001 was primarily due to reduced medical expenses as a result of the discontinuance of the SeniorsFirst Medicare Risk product (approximately $16.8 million).
The increase in 2000 was primarily due to increased medical costs
($47.9 million) as a result of the increase Plan health insurance membership as well as increased costs per member. Payroll and related expenses were flat in 2001 compared to 2000 and increased $2.2 million (22.3%) from 1999 to 2000. The Network increased the number of employees as a result of the increased Plan membership. Selling, general and administrative costs decreased $.7 million (5.9%) from 2000 to 2001 and increased $2.2 million (29.6%) from 1999 to 2000.
The decrease in 2001 was a result of the reduction in Plan membership.
The increase in 2000 was a result of the increase in Plan membership.

Other expenses increased by $1.3 million in 2001 from zero in 2000. This is primarily due to the Network's write-down of its investment in the Plan to the Plan's estimated net realizable value which consists of the Network's 80% ownership interest in the Plan's book value. See "Market Risk" for a discussion of the reason for the write-down of the investment in the Plan.


Inflation

Health care costs in the United States have increased more rapidly than the national consumer price index in recent years, and that trend is expected to continue. The Company's operating results have not significantly been affected by general inflation, and the Company does not anticipate that inflation will have a significant impact on its operating results in the near term. However, inflation in healthcare costs does directly impact the Company's operation as most commercial groups have only annual rate adjustments.
Prior to 2000, the Company transferred risk to health care providers through capitation arrangements and risk-sharing provisions. In 2000, The Plan began to assume more risk for medical costs as provider groups terminated risk arrangements. At year-end 2001, The Plan was at risk for approximately 88% of commercial members. As a result of this, The Plan is significantly impacted by rising medical costs. Costs are managed through discounted contractual arrangements and medical management activities.

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

As The Plan's business model has shifted form capitated contracts to fee for service contract arrangements, management and The Board of Directors has reevaluated the strategic importance of The Plan. As a result, The Plan's existing insured business will be wound down in an orderly manner with a complete exit of the commercial insured business by December 2004. The resulting reduction in membership may subject The Plan to various risks including adverse selection, claim volatility and administrative cost that may result in losses. This decision to exit the insured business required The Network to evaluate the carrying value of its investment in The Plan and resulted in the write-down noted under Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1986, the Company has financed its operations from equity investments from over 870 physicians, from the seven hospitals constituting the Company's Class B shareholders, non-equity capital contributions from four additional hospitals pursuant to their respective participation agreements, and funds from operations.

At December 31, 2001, the Company had cash and cash equivalents of approximately $3.2 million as compared to approximately $13.1 million at December 31, 2001. The decrease in cash and cash equivalents is primarily due to the purchase of $13.3 million in bonds available for sale.
The bonds consist of U. S. Government Agency loan-backed adjustable rate securities.

The Company anticipates that the revenues generated by operations, cash and cash equivalents and bonds available for sale as of December 31, 2001 will be sufficient to meet its cash requirements throughout 2002. The expected reduction in The Plan's insured membership is expected to be funded by a corresponding reduction in The Plan's reserve for unpaid claims and claim adjustment expenses.

In the event the above sources of funds are not adequate to meet the liquidity needs of The Plan, additional funds estimated to be in the $1.5 million to $2.0 million range will be available from The Network pursuant to the Contribution Agreement referred to in Note 5 to the financial statements.

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

During 2001 and 2000 several other provider organizations experienced financial difficulties. As a result of this, The Plan recorded additional medical expense of approximately $2.0 million and $4.4 million respectively. These amounts represent write-offs of provider settlement receivables and reserves for unpaid claims for estimated claim run out liabilities.

As a result of these additional medical expenses, The Plan received approximately $4.2 million in capital infusions from The Network in 2000. and an additional $775,000 in 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as of December 31, 2001.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 14

Consolidated Balance Sheets as of December 31, 2001 and 2000 . . . . . . 15

Consolidated Statements of Income
      for the years ended December 31, 2001, 2000, and 1999. . . . . . . 17

Consolidated Statements of Shareholders' Equity
      for the years ended December 31, 2001, 2000, and 1999. . . . . . . 18

Consolidated Statements of Cash Flows
      for the years ended December 31, 2001, 2000, and 1999. . . . . . . 19

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 21

                         INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
First Choice Health Network, Inc.


We have audited the accompanying consolidated balance sheets of First Choice Health Network, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the First Choice Health Network, Inc.'s management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended,in conformity with accounting principles generally accepted in the United States of America.


Moss Adams LLP
March 30, 2002
Everett, Washington

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 and 2000


ASSETS	                                                             2001          2000
CURRENT ASSETS:
Cash and cash equivalents                                          $ 3,207,241   $12,697,290
Short term investments                                                               499,995
Service fees receivable, net of allowance for doubtful accounts
  of $420,497 and $650,024                                           1,592,263     2,131,111
Service fees and premiums receivable from related parties              384,274     1,326,448
Premiums receivable, net of allowance for doubtful accounts
 of $130,505 and $199,756                                            2,806,117     2,738,711
Provider settlements receivable - unrelated parties                    476,929       848,202
Provider settlements receivable - related parties                      181,770     1,032,618
Prepaid expenses                                                       777,401       839,805
Deferred tax assets (Note 4)                                           786,295     1,140,386
Other current assets                                                 1,645,201       716,959
                                                                  ------------   -----------
                        Total current assets                        11,857,491    23,971,525

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              4,466,461     4,354,690
Computer software                                                    1,187,970       886,933
                                                                  ------------   -----------
                                                                     5,654,431     5,241,623
Less accumulated depreciation and amortization                      (3,451,422)   (2,632,994)
                                                                  ------------   -----------
Furniture, equipment, and computer software, net                     2,203,009     2,608,629

Investments Available for Sale                                      13,348,948         -


DEFERRED TAX ASSETS (Note 4)                                         1,149,623       925,165

OTHER ASSETS:
Restricted indemnity cash                                            1,829,102     1,798,699
Goodwill, net of accumulated amortization of $247,734 and $192,658      27,526        82,602
Other intangible assets, net of accumulated amortization
  of $3,358,400 and $2,332,225                                                     1,026,175
                                                                  ------------   -----------
            Total other assets                                       1,856,628     2,907,476
                                                                  ------------   -----------
TOTAL                                                              $30,415,699   $30,412,795
                                                                  ============   ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 and 2000


LIABILITIES AND SHAREHOLDERS' EQUITY                                     2001        2000
CURRENT LIABILITIES:
Accounts payable                                                   $  451,771    $   678,054
Accrued expenses                                                    1,833,074      3,296,789
Reserve for unpaid claims and claims adjustment expenses           11,815,058     10,181,595
Provider settlements payable - unrelated organizations              1,416,068      1,529,853
Provider settlements payable - related organizations                    -              -
Unearned premiums                                                   1,633,532      1,064,390
Deferred income taxes                                                   -             87,132
Current portion of note payable                                       331,791        301,829
                                                                  -----------    -----------
            Total current liabilities                              17,481,294     17,139,642

NOTE PAYABLE (Note 10)                                                366,379        698,171

MINORITY INTEREST                                                   1,237,486        173,062

REDEEMABLE EQUITY PARTICIPATION                                     1,991,850      1,617,000

COMMITMENTS (Note 5)

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 539 and 585 shares                              539            572
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                40,600         40,600
Additional paid-in capital                                          4,306,581      4,336,182
Paid-in capital from affiliates                                     1,472,108      1,472,108
Retained earnings                                                   3,518,862      4,935,458
                                                                  -----------    -----------
            Total shareholders' equity                              9,338,690     10,784,920
                                                                  -----------    -----------

TOTAL                                                             $30,415,699    $30,412,795
                                                                  ===========    ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                                      2001          2000          1999
OPERATING REVENUE:
Premium revenue                                $ 95,551,521  $ 90,054,697  $ 64,496,942
Premium revenue, related parties                 10,532,868    15,162,019     7,204,129
Medicare revenue                                      -        19,060,419     6,338,440
Network access fees                               8,636,915     7,832,119     7,838,999
Hospital administrative fees                      4,628,533     4,532,068     4,289,828
Hospital administrative fees, related parties     3,094,633     2,201,602     1,609,000
Other                                               208,034       301,135       320,637
                                               ------------  ------------  ------------
            Total operating revenue             122,652,504   139,144,059    92,097,975

OPERATING EXPENSES:
Medical expenses                                 66,416,394    70,544,946    41,812,940
Medical expenses, related parties                32,534,341    47,089,964    27,875,293
Payroll and related expenses                     12,281,740    12,244,679    10,012,045
Selling, general, and administrative expenses    11,466,664    12,190,024     9,741,831
Amortization expense                              1,081,251     1,174,512     1,191,012
                                               ------------  ------------  ------------
            Total operating expenses            123,780,390   143,244,125    90,633,121
                                               ------------  ------------  ------------
            Operating income(loss)               (1,127,886)   (4,100,066)    1,464,854

OTHER INCOME (EXPENSE):
Interest and dividends                              826,822       780,904       361,200
Other                                            (1,237,486)         -           46,000
                                               ------------  ------------  ------------
            Total other income                     (410,664)      780,904       407,200
                                               ------------  ------------  ------------
            Income (loss) before federal
               income taxes and minority
               interest                          (1,538,550)   (3,319,162)    1,872,054

FEDERAL INCOME TAX EXPENSE (BENEFIT)                 42,499    (1,278,116)      279,143
                                               ------------  ------------  ------------
                                                 (1,581,049)   (2,041,046)    1,592,911

MINORITY INTEREST                                   173,062       691,187        67,327
                                               ------------  ------------  ------------
NET INCOME (LOSS)                              $ (1,407,989) $ (1,349,859) $  1,660,238
                                               ============  ============  ============
NET INCOME (LOSS) PER COMMON SHARE             $     (24.04) $     (23.04) $      28.33
                                               ============  ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING                  58,565        58,579        58,601
                                               ============  ============  ============

See notes to consolidated financial statements.
                                      17

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                                      Common stock

                                      Class A       Class B   Additional      Paid-in                   Total
                                                               paid-in        capital from  Retained  shareholders'
                                    Shares  Amt  Shares   Amt   capital        affiliates    earnings     equity
BALANCE, January 1, 1999              619   $619  40,600 $40,600 $4,385,102   $1,472,108  $4,625,079 $10,523,508

  Cash received from shareholder
 receivable

  Repurchase of Class A common stock
 and membership rights                (34)   (34)                   (35,068)                             (35,102)

  Net income                                                                                1,660,238  1,660,238

BALANCE, December 31, 1999            585    585  40,600  40,600  4,350,034    1,472,108    6,285,317 12,148,644

  Repurchase of Class A common stock
 and membership rights                (13)   (13)                   (13,852)                             (13,852)
Net income                                                                                   (130,985)(1,349,859)
                                   ----------  --------- -------- ---------   ----------    ---------- ----------

BALANCE, December 31, 2000            572    572  40,600  40,600  4,336,182    1,472,108     4,935,458 10,784,920


Repurchase of Class A common
stock and membership rights           (33)   (33)                   (29,601)                              (29,634)

Unrealized Gain/(Loss) on Investments                                                           (8,609)    (8,609)

 Net loss                                                                                   (1,407,987)(1,407,987)


BALANCE, December 31, 2001           539   $ 539 40,600   40,600 $4,306,581   $1,472,108    $3,518,862 $9,338,690
                                     ===   ===== ======   ====== ==========  ===========   ========== ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                           2001          2000         1999
OPERATING ACTIVITIES:
  Net income (loss)                                 $(1,407,987)    (1,349,859)  $1,660,238
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
    Gain on sale of Dental Network                         -                        (44,500)
    Depreciation                                        818,428        621,264      523,372
    Amortization                                      1,081,251      1,174,512    1,191,012
    Deferred income taxes, net                           42,500     (1,262,279)    (813,161)
    Provision for doubtful accounts                    (298,778)       253,914      207,356
    Minority interest                                 1,064,424       (691,187)    ( 67,327)
    Cash provided (used) by changes in operating
        assets and liabilities:
      Service fees receivable                         1,710,549    (1,565,527)   (1,631,435)
      Premiums receivable                                 1,845      (309,916)     (544,285)
      Prepaid expenses                                   62,404      (266,870)     (182,187)
      Other current assets                             (928,241)     (546,377)     ( 89,403)
      Other assets                                         -                       (390,009)
      Accounts payable                                 (226,283)       158,008      142,196
      Accrued expenses                               (1,463,715)     1,021,784       665,803
      Reserve for unpaid claims and claims
          adjustment expenses                         1,633,463      6,970,982     1,108,249
      Provider settlements receivable -
          related organizations                         850,848       (769,723)      462,535
      Provider settlements receivable -
          unrelated organizations                       257,488     (2,530,799)    3,569,500
      Federal income tax payable                           -             -           (28,417)
      Unearned Premiums                                 569,142     (2,040,131)    2,967,241
                                                    -----------   -----------  -------------
  Net cash provided (used) by operating activities    3,767,338      1,998,850     8,706,778

INVESTING ACTIVITIES:
  Sale of Dental Network                                   -             -            90,000
 (Purchase) of Investments Available for Sale       (13,348,948)         -               -
 (Purchase)/Maturity of short-term investment           499,995      (499,995)           -
 (Purchase) of furniture, equipment, and computer
      software                                         (412,808)   (1,563,753)      (769,630)
  Unrealized Gain/(Loss) on Investments                  (8,609)        -               -
 (Increase)in restricted indemnity cash                 (30,403)      (51,073)      ( 41,671)
                                                    -----------   -----------  -------------
  Net cash from investing activities                (13,300,773)   (2,114,821)      (721,301)
                                                    -----------   -----------  -------------
  BALANCE, carried forward                          ( 9,533,435)     (115,971)     7,985,477

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLDIATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                                          2001            2000         1999
BALANCE, brought forward                           $(9,533,435)     (115,971)  $  7,985,477

FINANCING ACTIVITIES:
  Repurchase of Class A common stock and
      membership rights from physicians                (29,634)      (13,865)       (35,102)
  Redeemable equity participation                      374,850       357,000      1,260,000
  Receipt of shareholder receivable                        -             -              -
  Proceeds of note issued                                          1,000,000          -
  (Payment) of note payable                           (301,830)   (1,612,004)    (1,887,996)
                                                    -----------   -----------   ------------
  Net cash provided (used) by financing acivities       43,386      (268,869)      (663,098)
                                                    -----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                (9,490,049)     (384,840)     7,322,379

CASH AND CASH EQUIVALENTS:
  Beginning of year                                 12,697,290    13,082,130      5,759,751
                                                    -----------   -----------   ------------
  End of year                                      $ 3,207,241   $12,697,290   $ 13,082,130
                                                    ===========   ===========   ============
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the year for:
    Federal income taxes                           $       -        $ 430,000   $ 1,350,000
    Interest                                             84,540        11,800        94,174

SUPPLEMENTAL DISCLOSURES OF NONCASH
    FINANCING AND INVESTING ACTIVITIES:
  Business acquired for note payable                      -             -           612,333


See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 and 2000


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

The Plan's Board of Directors have authorized management to proceed with an orderly exit of the insured health care business by no later than December 2004.

Principles of consolidation:
The consolidated financial statements include the accounts of the Company and The Plan. All significant intercompany amounts have been eliminated in consolidation.

New accounting pronouncements: In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 141, Business Combinations, which is effective for business combinations initiated after June 30, 2001. This statement establishes the purchase method as the only acceptable method of accounting for business combinations and eliminates the pooling-of-interest method. The
Company did not participate in a business combination in 2001.
Also, in October 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes new accounting and reporting standards for goodwill and other intangible assets. Under this statement, goodwill will no longer be amortized, but will be recognized and measured based in its fair value. Management does not believe that adoption of these statements will have a material effect on the financial statements.

Cash equivalents: The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2001 and 2000, cash and cash equivalents consisted of cash management funds of $3,207,241 and $12,697,290, respectively.

Investments: The company owns U.S. Government Agency loan-backed adjustable rate securities that are classified as available for sale. These investments are recorded at market value.

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

Goodwill: Goodwill is determined as the difference between the purchase price and fair value of identifiable net assets purchased. Goodwill is amortized using the straight-line method over three to five years. Events or changes in circumstances have not occurred that indicate the value of goodwill has been
impaired as of December 31, 2001 and 2000	.

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

Provider settlement receivable (payable): This liability or asset is the amount due to (from) health care providers in conjunction with capitation arrangements, which is computed by subtracting the claims payments made on behalf of the provider from the capitated amounts contractually allocated to them. The ultimate payout or receipt of these amounts is subject to a settlement process subsequent to the contract year-end. The Company believes the amounts recorded appropriately reflect the settlement amounts.

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

For the years ended December 31, 2001 and 2000 and 1999, 24%, 22% and 34% respectively, of the premium revenue related to one subscriber group. Premiums receivables, as of December 31, 2001, 2000 and 1999 from that group represented 73%, 53% and 68%, respetively.

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

Valuation of long-lived assets: Using its best estimates, based on reasonable and supportable assumptions and projections, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances have indicated that the carrying amounts of its assets might not be recoverable. At December 31, 2001 and 2000, no write-downs were required.

Write-down of Investment in Plan - As a result of the decision to exit the insured health care business by December 2004, the Company's 80% ownership interest in The Plan was written down to the expected net realizable value which is The Plan's book value at December 31, 2001. The write-down of $1,237,486 is included in Other Expense.

Earnings per share: Net income per common share (Class A and B) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 41,139, 41,172 common shares and 17,400 shares applicable to affiliate common share equivalents (Note 2) in 2001 and 2000, respectively. Shares issued and reacquired during each period were weighted for the portion of the period that they were outstanding. There are no dilutive securities.

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

Transfer of stock: Shareholders may only transfer their stock in the Company to the Company for repurchase. The repurchase price is established by the Board of Directors each fiscal year as set forth in the bylaws. Class A shares were repurchased at $898.00 and $1,144.26 per share during 2001 and 2000 respectively.

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

NOTE 4:     FEDERAL INCOME TAXES

Federal income taxes consist of the following components:

                                                           2001          2000          1999
Current                                             $   (79,367)  $    (15,837)  $1,092,304
Deferred                                                121,886     (1,262,279)    (813,161)
                                                    ------------  ------------    ---------
                                                    $    42,499   $ (1,278,116)   $ 279,143
                                                    ============  ============    =========

                                     24

Federal income taxes differ from the amount computed by applying the expected U.S. corporate income tax rate to income before federal income taxes for the years ended December 31 as follows:

                                               2000                   2000                   1999

                                         Amount    Percent       Amount    Percent      Amount   Percent
Computed expected tax rate           $  (523,107)  (34.0)%  $ (1,128,515)   (34.0) %  $  636,498   34.0 %
Tax effect of permanent differences:
  Valuation allowance on Plan NOLs
  Political contributions
  Write-down of investment in subsidiary 420,745    27.4
  Change in valuation allowance                                  (16,727)    (0.5)       (73,608)  (3.9)
  Adjustment to return filed                                     (26,119)    (0.8)      (283,747) (15.2)
  Other                                  144,861     9.4        (106,755)    (3.2)
                                     -----------    ----     -----------    ----     ----------   ----
                                     $    42,499     2.8%     $(1,278,116)   (38.5)%      279,143   14.9%

The deferred tax assets and liabilities resulting from the tax effects of temporary differences at December 31 are presented below:

                                                          2000          2000
Deferred tax assets:
  Net operating losses                              $2,679,716    $2,351,733
  Reduction of shareholders' equity                    213,724       213,724
  Allowance for doubtful accounts                      187,341       759,219
  Unearned premium                                     111,080        72,379
  Amortization                                         686,714       441,297
  Vacation                                             123,959       114,748
  Other                                                150,191       329,258
                                                    ----------    ----------

  Gross deferred tax assets                          4,152,725     4,282,358
  Valuation allowance                               (2,216,807)   (2,216,807)
                                                    ----------    ----------

      Net deferred tax assets                        1,935,918     2,065,551

Deferred tax liabilities:
  Cash to accrual adjustment                              -            -
  Furniture, equipment, and computer software             -           87,132
                                                    ----------    ----------

      Total deferred tax liabilities (current)            -           87,132
                                                    ----------    ----------

Deferred income tax asset, net                      $1,935,918    $1,978,419
                                                    ==========    ==========

Current portion of deferred tax assets              $  786,295    $1,140,386
Long-term portion of deferred tax assets             1,149,623       925,165
                                                    ----------    ----------

                                                    $1,935,918    $2,065,551
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

     2007                                           $  150,754
     2008                                               53,781
     2009                                               20,754
     2010                                            1,584,667
     2011                                            2,075,894
     2012                                            2,353,449
     2018                                              280,723
     2020                                              396,839
     2021                                              964,657
     Total Net Operating Losses                      7,881,518
     Valuation Allowance                            (6,520,022)
                                                    ==========
                                                  $  1,361,496



The Company has $1,361,496 in NOL's which expire in 2020 and 2021, as a result of taxable losses in 2000 and 2001. There is no valuation allowance on these NOL's.

NOTE 5:     COMMITMENTS

Leases: The Company leases its office facilities and some office equipment under operating leases expiring through 2003. The leases provide for monthly minimum rent payments, and some include renewal options for an additional five years.

Rental expense charged to operations under the operating leases for the years ended December 31, 2001, 2000 was $923,239, $876,900, respectively.

Future minimum lease payments under operating leases for the years ending December 31 are as follows:


     2002                                              915,927
     2003                                              359,084
     2004                                                 -
                                                    ----------
                                                    $1,275,011
                                                    ==========

In connection with the acquisition of a business in 1997, The Company is required to contribute to the capital of The Plan based on a percentage of the Company's administrative fee revenue for the 10 years following
July 1, 1997, if any. No minimum amounts of contributions are required. The following contributions were made pursuant to this agreement in 2001 and 2000.



                                            2001              2000

1999 Contribution                                          $ 1,714,515
2000 Contribution                                            1,503,152
2001 Contribution                                              996,848
Remaining 2001 Contribution                 775,000

                                            __________________________
    Total Contributions                 $   775,000        $ 4,214,515
                                            --------------------------


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

Information about profit or loss and assets of reportable segments:

                                                First Choice     First Choice
                                               Health Network    Health Plan         Total
2001:
  Revenues from external customers              $ 13,826,171     $108,826,333     $122,652,504
  Revenue from intercompany                          383,050             -             383,050
  Interest revenue (expense)                          99,142          807,220          906,362
  Depreciation/amortization expense                1,429,457          414,099        1,843,556
  Income tax expense (benefit)                     1,196,097       (1,153,598)          42,499
  Expenditures on furniture, equipment,
    and computer software                            386,024           -               386,024
  Segment profit (loss)                            1,124,794       (2,705,843)      (1,581,049)
  Assets                                          14,306,068       21,861,357       36,167,425
  Liabilities                                      2,975,528       15,673,925       18,649,453

2000:
  Revenues from external customers              $ 12,077,869     $127,066,190     $139,144,059
  Revenue from intercompany                          403,860             -             403,860
  Interest revenue (expense)                          95,602          685,302          780,904
  Depreciation/amortization expense                1,616,473          179,303        1,795,776
  Income tax expense (benefit)                       562,064       (1,840,180)      (1,278,116)
  Expenditures on furniture, equipment,
    and computer software                          1,563,753             -           1,563,753
  Segment profit (loss)                            1,376,066       (3,417,112)      (2,041,046)
  Assets                                          25,011,867       23,404,879       48,416,746
  Liabilities                                      4,892,138       15,278,104       20,170,242

 1999:
   Revenues from external customers               11,850,166       80,247,809       92,097,975
   Revenue from intercompany                         337,226             -             337,226
   Interest revenue                                  (44,726)         405,926          361,200
   Depreciation/amortization expense               1,497,695          216,689        1,714,384
   Income tax expense (benefit)                      640,470         (361,327)         279,143
   Expenditures on furniture, equipment,
     and computer software                           769,630            -              769,630
   Segment profit (loss)                           1,748,182         (155,271)       1,592,911
   Assets                                         23,515,062       20,555,995       44,071,057
   Liabilities                                     6,213,590       10,413,052       16,626,642

                                                      2001            2000            1999
Revenues:
  Total revenues for reportable segments and
      consolidated revenues                     $122,652,504     $139,144,059      $92,097,975
                                                ============     ============     ============

Profit or loss:
  Total profit or loss for reportable segments  $ (1,581,049)    $ (2,041,046)     $ 1,592,911
  Adjustment for minority interest in
    consolidated statements                          173,062          691,187           67,327
                                                ------------     ------------     ------------

          Consolidated net income                $(1,407,987)    $ (1,349,859)     $  1,660,238
                                                 ===========     ============     =============
  Assets:
  Total assets for reportable segments          $ 36,167,425     $ 48,416,746     $ 44,017,057
  Elimination of intercompany investments         (4,949,946)     (15,671,522)     (13,171,522)
  Elimination of intercompany balances              (801,780)      (2,332,429)        (231,662)
                                                ------------     ------------     ------------

         Consolidated total assets              $ 30,415,699     $ 30,412,795     $ 30,667,873
                                                ============     ============     ============

Liabilities:
  Total liabilities for reportable segments     $ 18,649,453     $ 20,170,242     $ 16,626,642
  Elimination of intercompany balances             ( 801,780)      (2,332,429)        (231,662)
                                                ------------     ------------     ------------

         Consolidated total liabilities         $ 17,847,673     $ 17,837,813     $ 16,394,980
                                                ============     ============     ============


Substantially all of the revenues from external customers are derived from within the state of Washington. Revenues from one customer of The Plan represent approximately $25.8 million and $22.7 million and $24.5 million of the Company's consolidated revenues for 2001, 2000 and 1999 respectively.

NOTE 7:     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, short-term investments, service fees and premiums receivable, accounts payable, notes payable, and due to provider organizations approximates fair value because of the short maturity of these instruments.

NOTE 8:  Invstments in Securities Available for Sale

Investments in securities available for sale consist of the following:


                                                   Gross           Gross
                                   Amortized     Unrealized      Unrealized
                                     Cost           Gains          Losses       Market Value
                                 ___________________________________________________________
December 31, 2001
   Government-backed
   adjustable rate securities   $  2,096,826    $    3,651       $    -        $  2,100,477
   Mortgage-backed
   adjustable rate securities     11,260,732           -          (12,261)       11,248,471
                                 ___________________________________________________________
                                $ 13,357,558    $    3,651       $(12,261)     $ 13,348,948
                                 ===========================================================


The amortized cost and estimated fair value of debt securities at December 31, 2001 based on contractual maturity dates, excluding principal paydowns, are all due after ten years.


Proceeds from sales and maturities of investments in debt securities in 2001 were $3,167,089.


NOTE 9:     RETIREMENT PLAN

The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan covering all full-time employees. Under The Plan, employees can defer up to 12% of their eligible compensation. The Company matches 50% of each employee's contribution, up to 6% of the employee's eligible salary. Employees become fully vested in employee and employer contributions when the contributions are made. The Company also has the option to make an additional profit sharing contribution to The Plan. Employer contributions to The Plan for the years ended December 31, 2001 and 2000, amounted to $180,300 and $161,110, respectively.

NOTE 10:     ACQUISITION OF SOUND HEALTH

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

NOTE 11:     NOTE PAYABLE

The Company has a note payable at December 31, 2001 in the amount of $698,170 bearing interest at 9.86%. Principal payments for the years 2002, and 2003 are $331,791, and $366,380, respectively.

NOTE 11:     RESERVE FOR UNPAID CLAIMS AND ADJUSTMENT EXPENSES

Activity in the reserve for unpaid claims and unpaid claims processing expenses is summarized as follows for the years ended December 31:

                                                          2001          2000
Balance, beginning of year                          $10,181,595   $ 3,210,613

  Incurred related to:
    Current year                                     66,860,450    32,350,518
    Prior year                                         (359,407)      416,921
                                                    -----------   -----------
         Total incurred                              76,682,638    35,978,052

  Paid related to:
    Current year                                     55,266,141    22,231,079
    Prior year                                        9,601,439     3,565,378
                                                    -----------   -----------
         Total paid                                  64,867,580    25,796,457
                                                    -----------   -----------
Balance, end of year                                $11,815,058   $10,181,595
                                                    ===========   ===========

During 2001 and 2000, the Company had reinsurance stop loss agreements in place for claims for which the Company is at risk.
                                     30

NOTE 12:     REGULATORY MATTERS

The Plan is subject to regulation by the Office of the Insurance Commissioner
(OIC) in the State of Washington including the requirement to follow statutory accounting principles (SAP), which differ from accounting principles generally accepted in the United States of America (GAAP). The OIC also requires that certain levels of capital be maintained. The State of Washington adopted a risk-based capital (RBC) calculation for determining statutory capital requirements, effective for the year ended December 31, 1998. As of December 31, 2001, The Plan's RBC was $1,302,954 more than the required amount.

The primary differences in reporting between SAP and GAAP through December 31, 2001 result from goodwill, accounts receivables over 90 days past due, provider settlement receivables, and prepaid expenses being treated as non-admitted assets under SAP.

The Plan's statutory basis shareholders' equity as filed in the OIC statements was $5,754,080 and $5,355,208 as of December 31, 2001 and 2000, respectively. Statutory basis net loss as filed in the OIC statements was $2,949,648 and $3,417,113 for the years ended December 31, 2001 and 2000, respectively.

The Plan is subject to regulations that limit dividend payments and regulate other intercompany transactions. At December 31, 2000 and 1999, the Plan had negative statutory basis earned surplus and therefore must seek regulatory approval prior to any such payment. No dividends were paid by the Plan during 2001 or 2000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The executive officers and directors of First Choice are as follows:

Name	                       Age   Position


Gary R. Gannaway               55    President & Chief Executive
Officer
Kenneth Hamm                   43    Sr. Vice President -Chief Financial Officer
Ross D. Heyl                   48    Sr. Vice President & Chief Marketing Officer
Julie Keeffe                   44    Sr. Vice President-Medical Mgmt & Member Services
Ze'ev Young, M.D.              57    Sr. Vice President-Chief Medical Officer Services
Greg Van Pelt                  50    Director (II)
Paul M. Elliott                61    Director (I)
Kenneth D. Graham              54    Director (II)
Phillip J. Haas                53    Director (I)
William F. Johnston, M.D.      56    Director (III)
Garman E. Lutz                 56    Director (III)
William J. MacDonald, M.D.     57    Director (III)
R. Dean Martz, M.D.            44    Director (I)
Barbara L. Mauk                56    Director (II)
Richard A. McGee, M.D.         56    Director (II)
Richard H. Peterson            59    Director (II)
Paul G. Ramsey, M.D.           52    Director (II)
Richard E. Rust, M.D.          75    Director (II)
Richard Stubbs, M.D., M.B.A.   56    Director (I)
Clyde D. Walker                46    Director (III)
__________________

(I)	Term Expires in 2002.
(II)	Term Expires in 2003.
(III)	Term Expires in 2004.

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

Mr. Gannaway is very active on community boards and serves professionally on the Boards of both the American Association of Health Plans and the Association of Washington Health Plans.
                                     32

Mr. Gannaway earned his Bachelor's degree in both Political Science and German at the University of California at Santa Barbara. As an undergraduate, he also studied at Georg August University in Gottingen, Germany. He earned his master's of Education degree from the State University of New York where he also completed his course work and comprehensive examinations for a Ph.D. in Management.

Kenneth A. Hamm, Senior Vice President and Chief Financial Officer, joined First Choice Health Network in July, 2000. He has spent most of his career in the Managed Care industry. Mr. Hamm was Director of Finance in the Group Market segment at Wellpoint Health Networks in Southern California from 1991-1994. Mr. Hamm served in various roles at Premera Blue Cross and Subsidiaries from 1994 to 1999 including Vice President of Finance and Healthcare Economics, as well as a stint in Network Development. Until starting with The Company in July 2000 Mr. Hamm had been the interim Chief Financial Officer at Medica Healthplans in Minnesota, a one million member regional HMO. Mr. Hamm earned a Bachelors degree in Finance from California State University at Los Angeles in 1985 and is a CPA.

Ross Heyl, Senior Vice President and Chief Marketing Officer, joined First Choice Health in 1985. Mr. Heyl is a licensed health insurance agent in the state of Washington. From 1980 to 1982, he was with Penn Mutual Life Insurance Company in San Francisco and Seattle. From 1982 to 1985, he was an account executive for Rollins Burdick Hunter of Washington.

Julie A. Keeffe, Senior Vice President of Medical Management and Member Services, joined First Choice Health in May 1997. Ms. Keeffe has worked in health care since 1979. Prior to coming to First Choice Health, she provided health care management consulting services for Milliman and Robertson, Inc, where she implemented successful strategies for the medical management systems of health plans and delivery systems. Earlier, Ms. Keeffe was Director of Utilization and Quality Management for the Virginia Mason Health Plan for nine years. Her background includes indemnity, PPO, and HMO utilization management and analysis. Her clinical experience includes several years of inpatient, outpatient, and emergency care nursing. Ms. Keeffe expertise is in designing medical management that meets the needs of the provider as well as the payer. Her areas of interest include utilization and quality management, referral management, medical claims review and medical coverage policy development. Julie received her nursing degree from Yakima Valley School of Nursing in 1979.

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

Greg Van Pelt

Greg Van Pelt is the Vice President and Chief Executive of the Providence Health System, Washington Region. The Washington Region of the Providence Health System includes hospital, clinic and long-term care service with more than 9,000 colleagues throughout the state. Mr. Van Pelt has been with Providence Health System for over 25 years. He has served in management roles both as Chief Executive, Providence Health Plan and Chief Executive, Providence-St. Vincent Hospital and Medical Center, both in Portland, Oregon. Providence has been serving the West for over 140 years through its hospitals and health services Alaska, Washington, Oregon and California.


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

The following table sets forth a summary of the compensation earned by the Company's President and Chief Executive Officer and each other executive officer who earned in excess of $100,000 in each of the last three fiscal years:

                                                 Annual     Compensation       All other
Name and Principal Position        Year          Salary         Bonus         Compensation
Gary Gannaway (1)                   01          $270,000       $   0             $ 7,735
President and CEO                   00          $268,887       $138,915          $ 7,484
                                    99          $238,218       $100,000             -

Kenneth Hamm                        01          $203,000         12,019          $   960
Senior Vice President, Finance      00            96,154            0             15,194

Ross Heyl                           01          $120,500        $29,243          $ 5,000
Senior Vice President, Marketing    00          $116,970        $25,200          $ 5,000
                                    99          $112,879        $15,930            5,208

Julie Keeffe, R.N.                  01          $150,000        $18,200          $   960
Senior Vice President, Medical      00          $145,600        $33,250          $   600
Management & Member Services        99          $117,500        $11,820              475

Ze've Yount, M.D.                   01          $181,442        $  0             $   960
Chief Medical Officer

David Peel                          99          $143,637        $22,250          $ 6,250
Senior Vice President, Finance

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

                                             Shares Owned                   Percent of
Name                                      Class A     Class B          Class A     Class B
-------                                   -------     -------          -------     -------
Northwest Hospital                          -          5,800              -         14.3 %
1550 North 155th
Seattle, WA  98133

Providence-General                          -          5,800              -         14.3 %
14th and Colby
Everett, WA  98201

Good Samaritan                              -          5,800              -         14.3 %
Community Healthcare
407-14th Avenue SE
Puyallup, WA  98371

MultiCare Medical Center                    -          5,800              -         14.3 %
409 South J
Tacoma, WA  98405

Empire Health Services                      -          5,800              -         14.3 %
80 Fifth Avenue
Spokane, WA  99210

Swedish Medical Center                      -          5,800              -         14.3 %
747 Broadway
Seattle, WA  98114

Overlake Hospital Medical Center            -          5,800              -         14.3 %
1035 116th Avenue NE
Bellevue, WA  98004

Paul M. Elliott                             -           -                 -           -


Kenneth D. Graham                           -           -                 -           -

                                     40

                                             Shares Owned                   Percent of
Name                                      Class A     Class B          Class A     Class B
-------                                   -------     -------          -------     -------
Phillip J. Haas                              -           -                -           -

William F. Johnston, M.D.                    1           -                *           -

Garman Lutz

Greg Van Pelt                                -           -                -           -

William J. MacDonald, M.D.                   -           -                -           -

R. Dean Martz, M.D                           1           -                *           -

Barbara L. Mauk                              -           -                -           -

Richard A. McGee, M.D.                       1           -                *           -

Richard H. Peterson                          -           -                -           -

Paul G. Ramsey, M.D.                         -           -                -           -

Richard E. Rust, M.D.                        1           -                *           -

Richard Stubbs, M.D., M.B.A.                 -           -                -           -

Clyde D. Walker                              -           -                -           -

All directors and executive
officers as a group (4 persons)              4         40,600             *          100%

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