Form 10-K/A
period 2001-12-31
FIRST CHOICE HEALTH NETWORK INC
filed 2002-04-08
CIK 922622

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



Transitional Small Business Disclosure Format ( check one ):


                        Yes   ______        No   __X__

Documents incorporated by reference:

None

PART  I
      ITEM 1      DESCRIPTION OF BUSINESS                              4

      ITEM 2      DESCRIPTION OF PROPERTY                              9

      ITEM 3      LEGAL PROCEEDINGS                                    9

      ITEM 4      SUBMISSION OF MATTERS
                  TO A VOTE OF SECURITY HOLDERS                        9

PART  II

      ITEM 5      MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                          9

      ITEM 6      SELECTED FINANCIAL DATA                             10

      ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                          10

      ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK                                         13

      ITEM 8      FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                  14

      ITEM 9      CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                31

PART  III

      ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF
                  FIRST CHOICE HEALTH NETWORK, INC.                   32

      ITEM 11     EXECUTIVE COMPENSATION                              39

      ITEM 12     SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                    40

      ITEM 13     CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                        42

PART  IV

      ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K                             43

                  SIGNATURES                                          47

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

At December 31, 2001, the Network had arrangements with TPA's and health plans representing approximately 1.2 million members and their dependents (collectively "Covered Persons"). Essentially all of the Company's revenues were derived from services performed in the state of Washington during the year ended December 31, 2001.

The Network's success depends to a significant degree on its ability to control health care costs for the Health Plans and TPA's utilizing its PPO.

An integral part of the Network's PPO is its comprehensive quality assurance program. This program is designed to maintain and improve proper medical care and includes verification of physicians' credentials and hospital accreditation, medical care evaluations, outcome studies which evaluate hospital admissions and referral patterns and the processing of Covered Persons' grievances. In excess of 85% of the PPO physicians are board certified or board eligible in one or more specialties.

First Choice Health Network, a corporation organized under the laws of the state of Washington in 1984, is owned by 539 physicians, all of whom own Class A Common Stock; seven hospitals who own Class B Common Stock, and four hospital participants.

During 1995, the Network formed a wholly-owned subsidiary, First Choice
Health Plan, Inc. ("the Plan"), to operate as a health care service contractor ("HCSC") that permits the Company to assume risk for healthcare services in its operations.

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

Risked Based Capital ("RBC") requirements were adopted by the state of Washington and the NAIC effective for 1998 and subsequent years, which established that certain required amounts of capital be maintained.
As of December 31, 2000, the Plan's RBC was less than the required amount by $402,987. The Plan subsequently cured this capital deficiency in March 2001. As of December 31, 2001, the Plan's RBC exceeded the required amount in connection with its statutory filing.

During 1998, the Plan filed an application with the Federal Health Care Financing Administration ("HCFA"), now known as the Centers for Medicare and Medicaid Services (CMS) for a license to offer a Medicare risk product called SeniorsFirst. The medicare application was approved in the third quarter of 1998 and the first sales of the product occurred on January 1, 1999. As of December 31, 1999, 2000 and 2001,there were 2,585, 2,973 and 0 members, respectively, and collected premiums of $6,338,440, $19,060,419 and $0, respectively. The Plan ceased offering this product on January 1, 2001.

Redeemable Equity Participation

On December 20, 1999, First Choice Health Network, Inc. executed an agreement with the University of Washington Academic Medical Center ("UWMC") to become a participant in the administration, operations and any incentives bestowed upon any shareholders in First Choice Health Network effective January 1, 2000. First Choice offers and operates a preferred provider organization and a managed care delivery system for cost-effective, quality health care benefits, and for comprehensive health care claims processing and administration. University of Washington Academic Medical Center has agreed to pay the affiliation fee of $2,520,000, payable $1,260,000 upon execution of the Agreement and the remaining $1,260,000 will be paid in three equal payments of $420,000 due annually for three years plus interest at five percent (5%).

UWMC does not become a shareholder or member of the Network. UWMC shall participate in any incentive or reward program established by the Network as if UWMC owned 5,800 shares of class B common stock. Dividends, distributions, and liquidation of the Network are also determined as if UWMC owned 5,800 shares of class B stock.

If the Network performs certain actions that substantially change the organization, the Network discontinues the health care facility services contract with UWMC, or if total managed care enrollment falls below 500,000 member months, then UWMC can withdraw from the agreement, but no refunds are given. If the Network merges, is sold, or if the Network takes a material action that proves detrimental to UWMC, then UWMC may redeem their interest for the equivalent of the fair value of 5,800 class B common shares of the Network stock, less any amounts still owed by UWMC.

PRODUCTS

First Choice Health Network's Preferred Provider Organization (PPO)

The Network's PPO is comprised of physicians, hospitals and other health care providers in the states of Washington, Alaska, Idaho and Montana who are required to sign preferred physician contracts, health care facility service contracts and provider contracts, respectively, under which the health care provider agrees to accept, as payment in full, the discounted fee schedule negotiated by the Network for each covered service; such agreements are terminable on 90 days notice.

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

Association Plans

These plans include a plan offered through Costco Wholesale and a plan offered through the Employers Health Purchasing Cooperative which are tailor made to targeted populations of employees.

Medicare Risk

In 1999 and 2000 the Plan offered a medicare risk product called SeniorsFirst for persons eligible to receive Medicare (parts A and B) at no or minimal cost to the member. SeniorsFirst was a medicare managed care plan that combines health insurance and health services in one organization, a Medicare + Choice HMO. SeniorsFirst offered the same benefits that original medicare offers and additional benefits, which may change from year to year. Under this program, the Health Care Financing Administration of the United States Department of Health and Human Services (HCFA) paid a fixed premium for coverage of each member based on a formula of the projected medical expense of each Medicare member. The Plan ceased offering this program as of January 1, 2001.

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

Preferred Provider Open Access Plan

During 2001, the Plan introduced an insured Preferred Provider Plan.
This plan is an open access plan that does not require PCP referrals to see specialists.

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

MAJOR CUSTOMER

The Company's largest customer, The Boeing Company, accounted for approximately 24% of the Company's premium revenue and 74% of premiums receivable in fiscal 2001 and approximately 22% of premium revenue and 53% of premiums receivable in fiscal 2000. This customer accounted for approximately $25.8 million and $22.7 million of the Company's consolidated revenues for 2001 and 2000, respectively.

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

HIPAA

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), requires the United States Department of Health and Human Services
("DHHS") to develop standards and requirements for maintenance and transmission of health information that identifies individual members. The Standards for Electronic Transactions Final Rule was published August 2000 and became effective October 2000 with a compliance date of October 2002. This effective date has now been delayed to October 2003. The Standards for Privacy and Individually Identifiable Health Information Final Rule was published December 2000 and became effective April 2001 with a compliance date of April 2003.

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

Employees

At December 31, 2001, the Network had 180 employees, 178 of which were full-time. None of the company's employees are unionized or subject to collective bargaining agreements with the Network, and the Network believes its relationships with its employees to be good.

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

ITEM  6.     SELECTED FINANCIAL DATA

                                       2001         2000         1999         1998        1997
                                ------------  -----------  -----------  -----------  ----------
Operating revenue               $122,652,504  $139,144,059  $92,097,975  $56,878,270  $26,581,122
Net income(loss)                  (1,407,987)   (1,349,859)   1,660,238      703,551      380,868
Net income(loss)
  per common share                    (24.04)       (23.04)       28.33        12.00         6.49
Total assets                      30,415,699    30,412,795   30,667,873   20,712,398   17,683,105
Total liabilities                 17,847,673    17,837,813   16,394,980    8,868,805    6,769,900
Redeemable equity participation    1,991,850     1,617,000    1,260,000       -            -
Total Equity                       9,338,690    10,784,920   12,148,644   10,523,508    9,600,974


ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
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

Operating expenses decreased $19.5 million (13.6%)from 2000 to 2001 and increased $52.6 million (58.0%) from 1999 to 2000. The decrease in 2001 was primarily due to reduced medical expenses as a result of the discontinuance of the SeniorsFirst Medicare Risk product (approximately $16.8 million).
The increase in 2000 was primarily due to increased medical costs
($47.9 million) as a result of the increased Plan health insurance membership as well as increased costs per member. Payroll and related expenses were flat in 2001 compared to 2000 and increased $2.2 million (22.3%) from 1999 to 2000. The Network increased the number of employees as a result of the increased Plan membership. Selling, general and administrative costs decreased $.7 million (5.9%) from 2000 to 2001 and increased $2.2 million (29.6%) from 1999 to 2000.
The decrease in 2001 was a result of the reduction in Plan membership.
The increase in 2000 was a result of the increase in Plan membership.

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

At December 31, 2001, the Company had cash and cash equivalents of approximately $3.2 million as compared to approximately $12.7 million at December 31, 2000. The decrease in cash and cash equivalents is primarily due to the purchase of $13.3 million in bonds available for sale.
The bonds consist of U.S. Government Agency loan-backed adjustable rate securities.

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

First, the Plan purchased substantially all of the assets of Health WA in exchange for 34,523 shares of the Plan's Common Stock. These shares were issued to the former shareholders of Health WA. The assets of Health WA consisted primarily of Health WA's rights to various provider contracts, a large group ontract, as well as other intangible property including trademarks. Estimated growth in membership was 12,500 as a result of this merger. These shares represent approximately 12.6% ownership in the Plan.


Secondly, Health First merged with and into the Plan with Health First ceasing operations and the Plan as the surviving corporation. The Plan issued
33,572 shares of stock to the former shareholders of Health First for the net assets of Health First as well as the rights to various provider and group contracts. The net assets purchased included those assets and liabilities that existed as of July 1, 1997, which had a book value of approximately $1.0 million. Estimated growth in membership was 5,500 as a result of this merger. These shares represent approximately 12.3% ownership stake in the Plan.

Third, the Network, formerly the sole shareholder of the Plan, became obligated to contribute cash to the Plan in exchange for 55,436 shares of the Plan stock. This is facilitated by a Contribution Agreement that states that the Network shall contribute a certain percentage of revenues over the next ten years in exchange for those shares. The Network's ownership in the subsidiary, the Plan, was approximately 75.1%.

In January 1998, the owners of the Plan signed an agreement, which gave the Company an 80% ownership in the common stock of the Plan. The purpose of the increase in common stock ownership was to allow for consolidation of Plan income or losses in the Company's filing of consolidated tax return, which includes the Plan. This transaction by Health Washington exchanging 8,613 shares of common stock for the same number of preferred shares. Two other owners made a similar exchange of 4,187 shares each. In order to facilitate this transaction, the Plan amended their Articles of Incorporation to authorize 1,000,000 shares of preferred stock. This stock has a par value of $29.10 and is non-voting and non-cumulative, but has a dividend preference rate of 8.75% of the par value per share.

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

If the Network performs certain actions that substantially change the organization, the Network discontinues the health care facility services contract with UWMC, or if total managed care enrollment falls below 500,000 member months, then UWMC can withdraw from the agreement, but no refunds are given. If the Network merges, is sold, or if the Network takes a material action that proves detrimental to UWMC, then UWMC may redeem their interest for the equivalent of the fair value of 5,800 class B common shares of the Network stock, less any amounts still owed by UWMC.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 14

Consolidated Balance Sheets as of December 31, 2001 and 2000 . . . . . . 15

Consolidated Statements of Operations
      for the years ended December 31, 2001, 2000, and 1999. . . . . . . 17

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

Consolidated Statements of Cash Flows
      for the years ended December 31, 2001, 2000, and 1999. . . . . . . 19

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 21

                         INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
First Choice Health Network, Inc.


We have audited the accompanying consolidated balance sheet of First Choice Health Network, Inc. as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the First Choice Health Network, Inc.'s management.
Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of First Choice Health Network, Inc. as of December 31, 2000 and for the two-year period then ended, were audited by other auditors, whose report dated March 30, 2001 expressed an unqualified opinion on those statements.


We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Choice Health Network, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


Moss Adams LLP
February 1, 2002
Everett, Washington

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 and 2000


ASSETS	                                                             2001          2000
CURRENT ASSETS:
Cash and cash equivalents                                          $ 3,207,241   $12,697,290
Short term investments                                                               499,995
Investment securities available for sale                            13,348,948
Service fees receivable, net of allowance for doubtful accounts
  of $420,497 and $650,024                                           1,592,263     2,131,111
Service fees and premiums receivable from related parties              384,274     1,326,448
Premiums receivable, net of allowance for doubtful accounts
 of $130,505 and $199,756                                            2,806,117     2,738,711
Provider settlements receivable - unrelated parties                    476,929       848,202
Provider settlements receivable - related parties                      181,770     1,032,618
Prepaid expenses                                                       777,401       839,805
Deferred tax assets (Note 4)                                           572,571     1,140,386
Other current assets                                                 1,645,201       716,959
                                                                  ------------   -----------
                        Total current assets                        24,992,715    23,971,525

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              4,466,461     4,354,690
Computer software                                                    1,187,970       886,933
                                                                  ------------   -----------
                                                                     5,654,431     5,241,623
Less accumulated depreciation and amortization                      (3,451,422)   (2,632,994)
                                                                  ------------   -----------
Furniture, equipment, and computer software, net                     2,203,009     2,608,629

Investments Available for Sale                                      13,348,948         -


DEFERRED TAX ASSETS (Note 4)                                         1,363,347       925,165

OTHER ASSETS:
Restricted indemnity cash                                            1,829,102     1,798,699
Goodwill, net of accumulated amortization of $247,734 and $192,658      27,526        82,602
Other intangible assets, net of accumulated amortization
  of $3,358,400 and $2,332,225                                                     1,026,175
                                                                  ------------   -----------
            Total other assets                                       1,856,628     2,907,476
                                                                  ------------   -----------
TOTAL                                                              $30,415,699   $30,412,795
                                                                  ============   ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 and 2000


LIABILITIES AND SHAREHOLDERS' EQUITY                                     2001        2000
CURRENT LIABILITIES:
Accounts payable                                                   $  451,771    $   678,054
Accrued expenses                                                    1,833,074      3,296,789
Reserve for unpaid claims and claims adjustment expenses           11,815,058     10,181,595
Provider settlements payable - unrelated organizations              1,416,068      1,529,853
Unearned premiums                                                   1,633,532      1,064,390
Deferred income taxes                                                   -             87,132
Current portion of note payable                                       331,791        301,829
                                                                  -----------    -----------
            Total current liabilities                              17,481,294     17,139,642

NOTE PAYABLE (Note 10)                                                366,379        698,171

MINORITY INTEREST                                                   1,237,486        173,062

REDEEMABLE EQUITY PARTICIPATION                                     1,991,850      1,617,000

COMMITMENTS (Note 5)

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 539 and 572 shares                              539            572
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                40,600         40,600
Additional paid-in capital                                          4,306,581      4,336,182
Paid-in capital from affiliates                                     1,472,108      1,472,108
Retained earnings                                                   3,527,471      4,935,458
Accumulated other comprehensive income (loss), net of tax              (8,609)
                                                                  -----------    -----------
            Total shareholders' equity                              9,338,690     10,784,920
                                                                  -----------    -----------

TOTAL                                                             $30,415,699    $30,412,795
                                                                  ===========    ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                                      2001          2000          1999
OPERATING REVENUE:
Premium revenue                                $ 95,551,521  $ 90,054,697  $ 64,496,942
Premium revenue, related parties                 10,532,868    15,162,019     7,204,129
Medicare revenue                                      -        19,060,419     6,338,440
Network access fees                               8,636,915     7,832,119     7,838,999
Hospital administrative fees                      4,628,533     4,532,068     4,289,828
Hospital administrative fees, related parties     3,094,633     2,201,602     1,609,000
Other                                               208,034       301,135       320,637
                                               ------------  ------------  ------------
            Total operating revenue             122,652,504   139,144,059    92,097,975

OPERATING EXPENSES:
Medical expenses                                 66,416,394    70,544,946    41,812,940
Medical expenses, related parties                32,534,341    47,089,964    27,875,293
Payroll and related expenses                     12,281,740    12,244,679    10,012,045
Selling, general, and administrative expenses    11,466,664    12,190,024     9,741,831
Amortization expense                              1,081,251     1,174,512     1,191,012
                                               ------------  ------------  ------------
            Total operating expenses            123,780,390   143,244,125    90,633,121
                                               ------------  ------------  ------------
            Operating income(loss)               (1,127,886)   (4,100,066)    1,464,854

OTHER INCOME (EXPENSE):
Interest and dividends                              826,822       780,904       361,200
Write-down of investment and other               (1,237,486)         -           46,000
                                               ------------  ------------  ------------
            Total other income, net                (410,664)      780,904       407,200
                                               ------------  ------------  ------------
            Income (loss) before federal
               income taxes and minority
               interest                          (1,538,550)   (3,319,162)    1,872,054

FEDERAL INCOME TAX EXPENSE (BENEFIT)                 42,499    (1,278,116)      279,143
                                               ------------  ------------  ------------
                                                 (1,581,049)   (2,041,046)    1,592,911

MINORITY INTEREST, net of tax                       173,062       691,187        67,327
                                               ------------  ------------  ------------
NET INCOME (LOSS)                              $ (1,407,987) $ (1,349,859) $  1,660,238
                                               ============  ============  ============
NET INCOME (LOSS) PER COMMON SHARE             $     (24.04) $     (23.04) $      28.33
                                               ============  ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING                  58,565        58,579        58,601
                                               ============  ============  ============

See notes to consolidated financial statements.
                                      17

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                                      Common stock
                                                                                                    Accumulated
                                      Class A       Class B   Additional        Paid-in                 Other        Total
                                                               paid-in        capital from Retained  Comprehensive  Shareholders'
                                    Shares  Amt  Shares   Amt   capital        affiliates  Earnings  Income (Loss)     Equity
BALANCE, January 1, 1999              619   $619  40,600 $40,600 $4,385,102   $1,472,108  $4,625,079 $             $10,523,508

  Cash received from shareholder
 receivable

  Repurchase of Class A common stock
 and membership rights                (34)   (34)                   (35,068)                                           (35,102)

  Net income                                                                               1,660,238                 1,660,238

BALANCE, December 31, 1999            585    585  40,600  40,600  4,350,034    1,472,108   6,285,317                12,148,644

  Repurchase of Class A common stock
 and membership rights                (13)   (13)                   (13,852)                                           (13,852)
Net income                                                                                (1,349,859)               (1,349,859)
                                   ----------  --------- -------- ---------   ----------  ----------  ----------     ----------

BALANCE, December 31, 2000            572    572  40,600  40,600  4,336,182    1,472,108   4,935,458       -        10,784,920


Repurchase of Class A common
stock and membership rights           (33)   (33)                   (29,601)                                           (29,634)

Unrealized loss on investments,
net of tax                                                                                              (8,609)         (8,609)

 Net loss                                                                                 (1,407,987)               (1,407,987)


BALANCE, December 31, 2001           539   $ 539 40,600   40,600 $4,306,581   $1,472,108  $3,518,862    (8,609)     $9,338,690
                                     ===   ===== ======   ====== ==========  ===========  ==========  =========    ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                           2001          2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $(1,407,987)    (1,349,859)  $1,660,238
  Adjustments to reconcile net income (loss)
  to net cash from operating activities:
    Gain on sale of Dental Network                         -              -         (44,500)
    Depreciation                                        818,428        621,264      523,372
    Amortization                                      1,081,251      1,174,512    1,191,012
    Deferred income taxes, net                           42,501     (1,262,279)    (813,161)
    Provision for doubtful accounts                    (298,778)       253,914      207,356
    Minority interest                                 1,064,424       (691,187)     (67,327)

      Service fees receivable                         1,334,533    (1,565,527)   (1,631,435)
      Premiums receivable                               377,861      (309,916)     (544,285)
      Prepaid expenses                                   62,404      (266,870)     (182,187)
      Other current assets                             (928,242)     (546,377)      (89,403)
      Intangibles and other                                -              -        (390,009)
      Accounts payable                                 (226,283)       158,008      142,196
      Accrued expenses                               (1,463,715)     1,021,784      665,803
      Reserve for unpaid claims and claims
          adjustment expenses                         1,633,463      6,970,982    1,108,249
      Provider settlements receivable -
          related organizations                         850,848       (769,723)     462,535
      Provider settlements receivable -
          unrelated organizations                       257,488     (2,530,799)   3,569,500
      Federal income tax payable                           -             -          (28,417)
      Unearned Premiums                                 569,142     (2,040,131)   2,967,241
                                                    -----------   -----------  -------------
  Net cash from operating activities                  3,767,338      1,998,850    8,706,778

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Dental Network                                   -             -           90,000
 (Purchase) of short-term investment                    499,995      (499,995)           -
 (Purchase) of investments available for sale       (16,524,646)         -               -
  Maturities/sale of investments available for sale   3,167,089          -               -
 (Purchase) of furniture, equipment, and computer
      software                                         (412,808)   (1,563,753)     (769,630)
 (Increase)in restricted indemnity cash                 (30,403)      (51,073)      (41,671)
                                                    -----------   -----------  -------------
  Net cash from investing activities                (13,300,773)   (2,114,821)     (721,301)
                                                    -----------   -----------  -------------
  BALANCE, carried forward                          ( 9,533,435)     (115,971)     7,985,477

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLDIATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                                          2001            2000         1999
BALANCE, brought forward                           $(9,533,435)     (115,971)  $  7,985,477

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Class A common stock and
      membership rights from physicians                (29,634)      (13,865)       (35,102)
  Redeemable equity participation                      374,850       357,000      1,260,000
  Proceeds of note issued                                  -        1,000,000          -
  (Payment) of note payable                           (301,830)   (1,612,004)    (1,887,996)
                                                    -----------   -----------   ------------
  Net cash from financing acivities                     43,386      (268,869)      (663,098)
                                                    -----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                (9,490,049)     (384,840)     7,322,379

CASH AND CASH EQUIVALENTS:
  Beginning of year                                 12,697,290    13,082,130      5,759,751
                                                    -----------   -----------   ------------
  End of year                                      $ 3,207,241   $12,697,290   $ 13,082,130
                                                    ===========   ===========   ============
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the year for:
    Federal income taxes                           $       -        $ 430,000   $ 1,350,000
    Interest                                             84,540        11,800        94,174

SUPPLEMENTAL DISCLOSURES OF NONCASH
    FINANCING AND INVESTING ACTIVITIES:
  Business acquired for note payable                      -             -           612,333


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

New accounting pronouncements: In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 141, Business Combinations, which is effective for business combinations initiated after June 30, 2001. This statement establishes the purchase method as the only acceptable method of accounting for business combinations and eliminates the pooling-of-interest method. The
Company did not participate in a business combination in 2001.
Also, in October 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes new accounting and reporting standards for goodwill and other intangible assets. Under this statement, goodwill will no longer be amortized, but will be recognized and measured based in its fair value. Management does not believe that adoption of these statements will have a material effect on the Company's financial condition or results of operations.

Cash equivalents: The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2001 and 2000, cash and cash equivalents consisted of cash management funds of $3,207,241 and $12,697,290, respectively.

Investment securities: The Company owns U.S. Government Agency mortgage-backed adjustable rate securities that are classified as available for sale. Investment securities categorized as available for sale are generally held for investment purposes (to maturity), although unanticipated future events may result in the sale of some securities. Available for sale securities are recorded at fair value, with the net unrealized gain or loss included in comprehensive income, net of the related tax effect. Realized gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.

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

Goodwill: Goodwill is determined as the difference between the purchase price and fair value of identifiable net assets purchased. Goodwill is amortized using the straight-line method over three to five years. Events or changes in circumstances have not occurred that indicate the value of goodwill has been impaired as of December 31, 2001 and 2000.

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

Provider settlement receivable (payable): This liability or asset is the amount due from (to) health care providers in conjunction with capitation arrangements, which are computed by subtracting the claims payments made on behalf of the provider from the capitated amounts contractually allocated to them. The ultimate payout or receipt of these amounts is subject to a settlement process subsequent to the contract year-end. The Company believes the amounts recorded appropriately reflect the settlement amounts.

Unearned premiums: Unearned premiums consist of insurance premiums received prior to fiscal year end for health insurance coverage subsequent to year end.

Operating revenue: Operating revenue consists primarily of premium revenue, Medicare revenue, network access fees, and hospital administrative fees. Premium revenue represents amounts charged for health care services and is recognized as revenue in the period for which enrollees are entitled to medical care. Medicare revenue is paid at a fixed per member per month capitation amount by the Centers for Medicare and Medicaid Services (CMS) based on the projected medical cost for each Medicare member and is recognized as revenue over the coverage period. The Plan ceased offering the Medicare plan effective January 1, 2001. Network access fees are recognized as earned during the period of coverage and are recorded at contractual rates. Hospital administrative fees are recognized as earned in the period hospital claims are incurred by a subscriber and are recorded at a contractual percentage of the claims.

For the years ended December 31, 2001, 2000 and 1999, 24%, 22% and 34% respectively, of the premium revenue related to one subscriber group. Premiums receivables, as of December 31, 2001, 2000 and 1999 from that group represented 74%, 53% and 68%, respectively.

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

Earnings per share: Net income per common share (Class A and B) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 41,165, 41,179 and 41,201 common shares and 17,400 shares applicable to affiliate common share equivalents (Note 2) in 2001, 2000 and 1999 respectively. Shares issued and reacquired during each period were weighted for the portion of the period that they were outstanding. There are no dilutive securities.

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

Transfer of stock: Shareholders may only transfer their stock in the Company to the Company for repurchase. The repurchase price is established by the Board of Directors each fiscal year as set forth in the bylaws. Class A shares were repurchased at $898.00, $1,144.26 and $1,031.95 per share during 2001, 2000 and 1999 respectively.

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

Liquidation rights: Upon liquidation or dissolution, the Board of Directors, at its discretion, will allocate the value of assets among the classes of its outstanding stock in proportion to the capital contributions of shareholders of each class. For these purposes, the contributions by the nonshareholder district hospitals that have rights equivalent to those of the Class B shareholders and the membership fees paid by Class A shareholders are considered capital contributions. The allocation to Class A shareholders will be shared among all Class A shareholders in accordance with the number of shares outstanding to each Class A shareholder. The allocation of the Class B shareholders must be shared with the nonshareholder hospitals that have rights equivalent to those of Class B shareholders.

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

NOTE 4:     FEDERAL INCOME TAXES

Federal income taxes consist of the following components:

                                                           2001          2000          1999
Current                                             $        (2)  $    (15,837)  $1,092,304
Deferred                                                 42,501     (1,262,279)    (813,161)
                                                    ------------  ------------    ---------
                                                    $    42,499   $ (1,278,116)   $ 279,143
                                                    ============  ============    =========

                                     24

Federal income taxes differ from the amount computed by applying the expected U.S. corporate income tax rate to income before federal income taxes for the years ended December 31 as follows:

                                               2000                   2000                   1999

                                         Amount    Percent       Amount    Percent      Amount   Percent
Computed expected tax rate           $  (523,107)  (34.0)%  $ (1,128,515)   (34.0) %  $  636,498   34.0 %
Tax effect of permanent differences:
  Write-down of investment in subsidiary 420,745    27.4
  Change in valuation allowance                                  (16,727)    (0.5)       (73,608)  (3.9)
  Adjustment to return filed                                     (26,119)    (0.8)      (283,747) (15.2)
  Other                                  144,861     9.4        (106,755)    (3.2)
                                     -----------    ----     -----------    ----     ----------   ----
                                     $    42,499     2.8%     $(1,278,116)   (38.5)%      279,143   14.9%

The deferred tax assets and liabilities resulting from the tax effects of temporary differences at December 31 are presented below:

                                                        2001          2000
Deferred tax assets:
  Net operating losses                              $2,679,716    $2,351,733
  Reduction of shareholders' equity                    213,724       213,724
  Allowance for doubtful accounts                      187,341       759,219
  Unearned premium                                     111,080        72,379
  Amortization                                         686,714       441,297
  Vacation                                             123,959       114,748
  Other                                                150,191       329,258
                                                    ----------    ----------

  Gross deferred tax assets                          4,152,725     4,282,358
  Valuation allowance                               (2,216,807)   (2,216,807)
                                                    ----------    ----------

      Net deferred tax assets                        1,935,918     2,065,551

Deferred tax liabilities:
  Furniture, equipment, and computer software             -           87,132
                                                    ----------    ----------


Deferred income tax asset, net                      $1,935,918    $1,978,419
                                                    ==========    ==========

Current portion of deferred tax assets              $  522,571    $1,140,386
Long-term portion of deferred tax assets             1,363,347       925,165
                                                    ----------    ----------

                                                    $1,935,918    $2,065,551
                                                    ==========    ==========

The valuation allowance was established in 1997 for the tax benefit of the 1997 net operating losses (NOL's) of the Company since the Company filed a separate federal income tax return for the final six months of 1997 and the first three weeks of 1998, and the realization of the tax benefit is unlikely. The allowance also provides for NOL's acquired in acquisition of a business in 1997. The following schedule represents the amounts of the Plan's NOL's and their expiration date:

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

Rental expense charged to operations under the operating leases for the years ended December 31, 2001, 2000 and 1999 were $923,239, $876,900 and $749,108 respectively.

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



                                            2001              2000

1999 Contribution                                          $ 1,714,515
2000 Contribution                                            1,503,152
2001 Contribution                                              996,848
Remaining 2001 Contribution                 775,000

                                            --------------------------
    Total Contributions                 $   775,000        $ 4,214,515
                                            --------------------------
The 2001 advance contribution was paid in 2000 to strengthen the Plan's Regulatory
Capital position


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

Information about profit or loss and assets of reportable segments:

                                                First Choice     First Choice
                                               Health Network    Health Plan         Total
2001:
  Revenues from external customers              $ 13,826,171     $108,826,333     $122,652,504
  Revenue from intercompany                          383,050             -             383,050
  Interest revenue (expense)                          99,142          807,220          906,362
  Depreciation/amortization expense                1,485,580          414,099        1,899,679
  Income tax expense (benefit)                     1,196,097       (1,153,598)          42,499
  Expenditures on furniture, equipment,
    and computer software                            412,808           -               412,808
  Segment profit (loss)                            1,124,794       (2,705,843)      (1,581,049)
  Assets                                          14,306,068       21,861,357       36,167,425
  Liabilities                                      2,975,528       15,673,925       18,649,453

2000:
  Revenues from external customers              $ 12,077,869     $127,066,190     $139,144,059
  Revenue from intercompany                          403,860             -             403,860
  Interest revenue (expense)                          95,602          685,302          780,904
  Depreciation/amortization expense                1,616,473          179,303        1,795,776
  Income tax expense (benefit)                       562,064       (1,840,180)      (1,278,116)
  Expenditures on furniture, equipment,
    and computer software                          1,563,753             -           1,563,753
  Segment profit (loss)                            1,376,066       (3,417,112)      (2,041,046)
  Assets                                          25,011,867       23,404,879       48,416,746
  Liabilities                                      4,892,138       15,278,104       20,170,242

 1999:
   Revenues from external customers               11,850,166       80,247,809       92,097,975
   Revenue from intercompany                         337,226             -             337,226
   Interest revenue                                  (44,726)         405,926          361,200
   Depreciation/amortization expense               1,497,695          216,689        1,714,384
   Income tax expense (benefit)                      640,470         (361,327)         279,143
   Expenditures on furniture, equipment,
     and computer software                           769,630            -              769,630
   Segment profit (loss)                           1,748,182         (155,271)       1,592,911
   Assets                                         23,515,062       20,555,995       44,071,057
   Liabilities                                     6,213,590       10,413,052       16,626,642

                                                      2001            2000            1999
Revenues:
  Total revenues for reportable segments and
      consolidated revenues                     $122,652,504     $139,144,059      $92,097,975
                                                ============     ============     ============

Profit or loss:
  Total profit or loss for reportable segments  $ (1,581,049)    $ (2,041,046)     $ 1,592,911
  Adjustment for minority interest in
    consolidated statements                          173,062          691,187           67,327
                                                ------------     ------------     ------------

          Consolidated net income                $(1,407,987)    $ (1,349,859)     $  1,660,238
                                                 ===========     ============     =============
  Assets:
  Total assets for reportable segments          $ 36,167,425     $ 48,416,746     $ 44,017,057
  Elimination of intercompany investments         (4,949,946)     (15,671,522)     (13,171,522)
  Elimination of intercompany balances              (801,780)      (2,332,429)        (231,662)
                                                ------------     ------------     ------------

         Consolidated total assets              $ 30,415,699     $ 30,412,795     $ 30,667,873
                                                ============     ============     ============

Liabilities:
  Total liabilities for reportable segments     $ 18,649,453     $ 20,170,242     $ 16,626,642
  Elimination of intercompany balances             ( 801,780)      (2,332,429)        (231,662)
                                                ------------     ------------     ------------

         Consolidated total liabilities         $ 17,847,673     $ 17,837,813     $ 16,394,980
                                                ============     ============     ============


Substantially all of the revenues from external customers are derived from within the state of Washington. Revenues from one customer of the Plan represent approximately $25.8 million, $22.7 million and $24.5 million of the Company's consolidated revenues for 2001, 2000 and 1999 respectively.

NOTE 7:     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, short-term investments, service fees and premiums receivable, accounts payable, notes payable, and due to provider organizations approximates fair value because of the short maturity of these instruments.

NOTE 8:  Investment Securities Available for Sale

Investment securities available for sale consist of the following:


                                                   Gross           Gross
                                   Amortized     Unrealized      Unrealized
                                     Cost           Gains          Losses       Market Value
                                 ----------------------------------------------------------
December 31, 2001
   Government-backed
   adjustable rate securities   $  2,096,826    $    3,651       $    -        $  2,100,477
   Mortgage-backed
   adjustable rate securities     11,260,732           -          (12,261)       11,248,471
                                 ----------------------------------------------------------
                                $ 13,357,558    $    3,651       $(12,261)     $ 13,348,948
                                 ===========================================================


The amortized cost and estimated fair value of debt securities at December 31, 2001 based on contractual maturity dates, excluding principal paydowns, are all due after ten years.


Proceeds from sales and maturities of investments in debt securities in 2001 were $3,167,089.


NOTE 9:     RETIREMENT PLAN

The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan covering all full-time employees. Under the Plan, employees can defer up to 12% of their eligible compensation. The Company matches 50% of each employee's contribution, up to 6% of the employee's eligible salary. Employees become fully vested in employee contributions and vest over two years for employer contributions. The Company also has the option to make an additional profit sharing contribution to the Plan. Employer contributions to the Plan for the years ended December 31, 2001 and 2000, amounted to $180,300 and $161,110, respectively.

NOTE 10:     NOTE PAYABLE

The Company has a note payable at December 31, 2001 in the amount of $698,170 bearing interest at 9.86%. Principal payments for the years 2002 and 2003 are $331,791 and $366,379, respectively.

NOTE 11:     RESERVE FOR UNPAID CLAIMS AND ADJUSTMENT EXPENSES

Activity in the reserve for unpaid claims and unpaid claims processing expenses is summarized as follows for the years ended December 31:

                                                          2001          2000
Balance, beginning of year                          $10,181,595   $ 3,210,613

  Incurred related to:
    Current year                                     66,860,450    32,350,518
    Prior year                                         (359,407)      416,921
                                                    -----------   -----------
         Total incurred                              66,501,043    32,767,439

  Paid related to:
    Current year                                     55,266,141    22,231,079
    Prior year                                        9,601,439     3,565,378
                                                    -----------   -----------
         Total paid                                  64,867,580    25,796,457
                                                    -----------   -----------
Balance, end of year                                $11,815,058   $10,181,595
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

The primary differences in reporting between SAP and GAAP through December 31, 2001 result from goodwill, healthcare receivables and excess deferred tax assets beyond calculated admitted portions.

The Plan's statutory basis shareholders' equity as filed in the OIC statements was $5,754,080 and $5,355,208 as of December 31, 2001 and 2000, respectively. Statutory basis net loss as filed in the OIC statements was $2,949,648 and $3,417,113 for the years ended December 31, 2001 and 2000, respectively.

The Plan is subject to regulations that limit dividend payments and regulate other intercompany transactions. At December 31, 2001 and 2000, the Plan had negative statutory basis earned surplus and therefore must seek regulatory approval prior to any such payment. No dividends were paid by the Plan during 2001 or 2000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 28, 2001, the Company dismissed Deliotte & Touche LLP as the Company's independent accountants and engaged Moss Adams LLP as its new independent accountants. The decision to change the Company's accounting firm was approved by the Company's Audit Committee of the Board of Directors as empowered by the Board of Directors. Deloitte & Touche reports on the Company's financial statements for the 1999 and 2000 fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainity audit scope or accounting principles.

During the Company's last two fiscal years and the subsequent interim periods to the date of the change of accountants, there were no material disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or audit in scope or procedure, which disagreements, if not resloved to the satisfaction of Deloitte & Touche, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements.

The Company requested that Deloitte & Touche furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter, dated September 28, 2001, was filed as an exhibit to the Company's Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The executive officers and directors of First Choice are as follows:

Name	                       Age   Position


Gary R. Gannaway               55    President & Chief Executive Officer
Kenneth Hamm                   43    Sr. Vice President-Chief Financial Officer
Ross D. Heyl                   48    Sr. Vice President-Chief Marketing Officer
Julie Keeffe                   44    Sr. Vice President-Medical Mgmt & Member Services
Ze'ev Young, M.D.              48    Sr. Vice President-Chief Medical Officer Services
Greg Van Pelt                  50    Director (II)
Paul M. Elliott                61    Director (I)
Kenneth D. Graham              54    Director (II)
Phillip J. Haas                53    Director (I)
William F. Johnston, M.D.      56    Director (III)
Garman E. Lutz                 56    Director (III)
William J. MacDonald, M.D.     57    Director (III)
R. Dean Martz, M.D.            44    Director (I)
Barbara L. Mauk                56    Director (II)
Richard A. McGee, M.D.         56    Director (II)
Richard H. Peterson            59    Director (II)
Paul G. Ramsey, M.D.           52    Director (II)
Richard E. Rust, M.D.          75    Director (II)
Richard Stubbs, M.D., M.B.A.   56    Director (I)
Clyde D. Walker                46    Director (III)
__________________

(I)	Term Expires in 2002.
(II)	Term Expires in 2003.
(III)	Term Expires in 2004.

Gary Gannaway

Mr. Gannaway joined First Choice Health Network as President and CEO in January 1996. He has over 25 years of experience in managing and marketing HMOs, PPO's, and other managed care programs across the country.

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

Kenneth A. Hamm

Mr. Hamm, Senior Vice President and Chief Financial Officer, joined
First Choice Health Network in July, 2000. He has spent most of his career in the Managed Care industry. Mr. Hamm was Director of Finance in the Group Market segment at Wellpoint Health Networks in Southern California from 1991-1994. Mr. Hamm served in various roles at Premera Blue Cross and Subsidiaries from 1994 to 1999 including Vice President of Finance and Healthcare Economics, as well as a stint in Network Development. Until starting with the Company in July 2000 Mr. Hamm had been the interim Chief Financial Officer at Medica Healthplans in Minnesota, a one million member regional HMO. Mr. Hamm earned a Bachelors degree in Finance from California State University at Los Angeles in 1985 and is a CPA.

Ross Heyl

Mr. Heyl, Senior Vice President and Chief Marketing Officer, joined First Choice Health in 1985. Mr. Heyl is a licensed health insurance agent in the state of Washington. From 1980 to 1982, he was with Penn Mutual Life Insurance Company in San Francisco and Seattle. From 1982 to 1985, he was an account executive for Rollins Burdick Hunter of Washington.

Julie A. Keefe

Ms. Keeffe, Senior Vice President of Medical Management and Member
Services, joined First Choice Health in May 1997. Ms. Keeffe has worked in health care since 1979. Prior to coming to First Choice Health, she provided health care management consulting services for Milliman and Robertson, Inc, where she implemented successful strategies for the medical management systems of health plans and delivery systems. Earlier, Ms. Keeffe was Director of Utilization and Quality Management for the Virginia Mason Health Plan for nine years. Her background includes indemnity, PPO, and HMO utilization management and analysis. Her clinical experience includes several years of inpatient, outpatient, and emergency care nursing. Ms. Keeffe expertise is in designing medical management that meets the needs of the provider as well as the payer. Her areas of interest include utilization and quality management, referral management, medical claims review and medical coverage policy development. Julie received her nursing degree from Yakima Valley School of Nursing in 1979.

Dr. Ze'ev Young

Dr. Young joined First Choice Health as the Chief Medical Officer and
Senior Vice President in January 2001. He is responsible for the oversight of medical management and quality improvement. He also participates actively in strategic planning, network development, and public relations. Dr. Young interfaces with the local practitioner community to ensure that high-quality, cost-effective health care services are available to First Choice Health members.

Dr. Young brings significant managed care experience to First Choice Health. Just prior to joining First Choice Health, Dr. Young spent nearly three years as the Northwest Regional Medical Director for United Healthcare. While at
United Healthcare, Dr. Young was instrumental in successfully introducing local providers to an innovative, practitioner-friendly, and member-centric approach to health care delivery. Prior to joining United Healthcare, Dr. Young spent five years at Regence Blue Shield serving as the Boeing Division Medical Director, and was also responsible for corporate medical policy.

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


Kenneth D. Graham, FACHE

Mr. Graham has served as President and CEO at Overlake Hospital Medical
Center since 1994, and has overseen significant changes in the organization.
The hospital has: developed a new facilities master plan; introduced operational controls that have significantly improved hospital efficiency; established contracts with more than 25 managed care companies and implemented new programs like an adolescent psychiatric care program; a Multiple Sclerosis Center; a Level III Emergency Center and a Women's Hospital. He serves as
Chair of the Overlake Venture Center and also the Chair of Doctor Goodwell;
an Internet based virtual clinic service.

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

Garman E. Lutz, CPA

Mr. Lutz is Senior Vice President of Finance and Chief Financial Officer for Empire Health Services in Spokane, Washington. Empire operates Deaconess Medical Center, Valley Hospital and Medical Center, St. Luke's Extended Care Center, Family Home Care and First Care Urgent Care Centers. He also serves in various positions for EHS' joint venture projects including Inland Northwest Health Services, Inland Empire Hospital Shares Services and the Spokane
PHCO. Mr. Lutz, prior to his appointment at Empire Health Services, was a partner in a local Spokane CPA firm for over eighteen years. His practice experience concentrated in a management advisory service, audit and financial planning. Mr. Lutz served as Chairman of the Valley Hospital & Medical
Center Advisory Board from its inception in 1985 until August of 1990. Prior to his appointment as an officer of EHS, Mr. Lutz served on the EHS Board of
                                     35

Directors from 1988 through 1990. Mr. Lutz is active in many community organizations and currently is a board member of the Spokane Area Chamber of Commerce, Eastern Washington Museum Foundation, Inland Empire Genetics Clinic, Leadership Spokane and the Rockwood Retirement Committee. He is a member of the AICPA, Washington Society of CPA's, and Healthcare Financial Management Association.

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

Richard H. Peterson

Mr. Peterson is President and Chief Executive Officer of Swedish Health Services, a non-profit organization comprised of a 163-bed community hospital on the Ballard campus, the 436-bed Providence Seattle Medical Center and a 697-bed tertiary care hospital on the First Hill campus. Mr. Peterson previously served as President and Chief Executive Officer of Fairview
Riverside Medical Center in Minneapolis, Minnesota. In all, his career in health system administration has spanned more than 25 years. A native of Minnesota, Mr. Peterson holds a master's degree in hospital and health care administration from the University of Minnesota and a B.A. from Macalester College in St. Paul, Minnesota.

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

The following table sets forth a summary of the compensation earned by the Company's President and Chief Executive Officer and each other executive officer who earned in excess of $100,000 in each of the last three fiscal years:

                                                 Annual     Compensation       All other
Name and Principal Position        Year          Salary         Bonus         Compensation
Gary Gannaway (1)                   01          $270,000       $   0             $ 7,735
President and CEO                   00          $268,887       $138,915          $ 8,646
                                    99          $238,218       $100,000            7,484

Kenneth Hamm                        01          $203,000         12,019          $   960
Senior Vice President, Finance      00            96,154            0             15,194

Ross Heyl                           01          $120,500        $29,243          $ 5,000
Senior Vice President, Marketing    00          $116,970        $25,200          $ 5,000
                                    99          $112,879        $15,930            5,208

Julie Keeffe, R.N.                  01          $150,000        $18,200          $   960
Senior Vice President, Medical      00          $145,600        $33,250          $   600
Management & Member Services        99          $143,205        $11,820              475

Ze've Young, M.D.                   01          $181,442        $  0             $   960
Chief Medical Officer

Joe Leinonen, M.D.                  00           197,600         35,720            6,600
Chief Medical Officer               99           195,539         12,610            6,250

David Peel                          99          $143,637        $22,250          $ 6,250
Senior Vice President, Finance

Barbara L. Mauk, the Chairman of the Board, has been compensated $500 per month (inclusive of attendance at regular Board meeting) and an additional $150 per hour for committee meetings since July 1, 1994. All other directors have received $75 per hour for attendance at Board and committee meetings since February 1, 1995. The Chairman and directors compensation remained the same through December 31, 2001.

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

The following table sets forth as of December 31, 2001, information with respect to the beneficial ownership of the Company's Class A Common Stock and Class
B Common Stock by (i) each person known by the Company to own beneficially more than five percent of either the Class A Common Stock or Class B Common Stock, (ii) each of the persons named in the Summary Compensation Table set forth in "Item 11. Executive Compensation" of this Part I of this Annual Report, (iii) each director, and (iv) all directors and executive officers as a group, together with their percentage ownership of each such class of Common Stock.

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

Four additional hospitals in the state of Washington (Evergreen Hospital Medical Center, 12040 Northeast 128th Street, Kirkland, WA 98034, Valley Medical Center, 400 S. 43rd Street, Renton WA 98055, Stevens Memorial
Hospital, 21601 76th Avenue, Edmonds, WA  98026, and University of
Washington Medical Center, 1959 Northeast Pacific Street, Seattle, WA 98195) are not shareholders of the Company, but have made capital contributions to the Company in consideration of contractual rights substantially similar to the rights to which each holder of Class B Common Stock is entitled, including liquidation and dividend rights, but excluding voting rights. See "Item 8,
Note 2, Shareholders Equity."
                                     41

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

2.1    Copy of Registrant's Restated Articles of Incorporation.*

2.2    Copy of Registrant's By-Laws.*

2.3 Copy of Contribution, Merger and Asset Purchase Agreement dated June 2, 1997

2.4 Purchase agreement dated as November 12, 1998, among First Choice Health Network, Inc. And Providence Plan Partners.

2.5 Reissued Independent Auditors' Report from Deloitte & Touche LLP for the years ended December 31, 2000, 1999 and 1998.

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

10.23 Copy of Participation Agreement dated December 20, 1999, between Registrant and University of Washington Medical Center and related Promissary Note in the aggregate principal amount of $1,260,000.*

(b)    Reports on Form 8-K.

16 Report dated December 30, 1999. Participation Agreement of University of Washington Medical Center.

16.1   Report dated September 27, 2001, Change in Registrants Certifying
       Accountant

* Filed as same numbered Exhibit in Registrant's Registration Statement on Form 10-SB.

** Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10K-SB.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April 2002.


	FIRST CHOICE HEALTH NETWORK, INC.



By:	/s/KENNETH HAMM
	--------------------------------------
	KENNETH HAMM
	Chief Financial Officer


In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on April 1, 2002.

Signature                              Title                                         Date
---------                              -----                                         ----

/ s / GARY R. GANNAWAY	               Principal Executive Officer                   April 1, 2002
----------------------------
      GARY R. GANNAWAY

/ s / KENNETH HAMM	               Principal Financial Officer                   April 1, 2002
----------------------------
      KENNETH HAMM

/ s / WILLARD E. KESSEL III           Contoller                                     April 1, 2002
----------------------------

/ s / PAUL M. ELLIOTT	               Director                                      April 1, 2002
----------------------------
      PAUL M. ELLIOTT

/ s / KENNETH D. GRAHAM                Director                                      April 1, 2002
----------------------------
      KENNETH D. GRAHAM

/ s / PHILLIP J. HAAS	               Director                                      April 1, 2002
----------------------------
      PHILLIP J. HAAS

/ s / WILLIAM F. JOHNSTON, M.D.        Director                                      April 1, 2002
----------------------------
      WILLIAM F. JOHNSTON, M.D.

/ s / GARMAN E. LUTZ 	               Director                                      April 1, 2002
----------------------------
      GARMAN E. LUTZ

/ s / WILLIAM J. MACDONALD, M.D.       Director                                      April 1, 2002
----------------------------
      WILLIAM J. MACDONALD, M.D.

/ s / R. DEAN MARTZ, M.D.              Director                                      April 1, 2002
----------------------------
      R. DEAN MARTZ, M.D.

/ s / BARBARA L. MAUK                  Director                                      April 1, 2002
----------------------------
      BARBARA L. MAUK

/ s / RICHARD A. MCGEE, M.D.           Director                                      April 1, 2002
----------------------------
      RICHARD A. MCGEE, M.D.

/ s / RICHARD H. PETERSON              Director                                      April 1, 2002
----------------------------
      RICHARD H. PETERSON

/ s / PAUL G. RAMSEY, M.D.             Director                                      April 1, 2002
----------------------------
      PAUL G. RAMSEY, M.D.

/ s / RICHARD E. RUST, M.D.            Director                                      April 1, 2002
----------------------------
      RICHARD E. RUST, M.D.

/ s / RICHARD STUBBS, M.D., M.B.A.     Director                                      April 1, 2002
----------------------------
      RICHARD STUBBS, M.D., M.B.A.

/ s / CLYDE D. WALKER                  Director                                      April 1, 2002
----------------------------
      CLYDE D. WALKER

                                     46