Form 10-Q
period 2002-03-31
FIRST CHOICE HEALTH NETWORK INC
filed 2002-05-15
CIK 922622

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q

     [   X   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002

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

              Yes   __X___                     No   ______

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on March 31, 2002, was 540 shares and 40,600 shares, respectively.

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

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q

                                                                          Page
Part I      Financial Information

      Item 1   Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      at March 1, 2002 and December 31, 2001  . . . . . . . . . . . . . .  3

      Condensed Consolidated Statements of Operations (Unaudited)
      for the Three Months Ended March 31, 2002 and 2001  . . . . . . . .  5

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended March 31, 2002 and 2001  . . . . . . . .  6

      Notes to Condensed Consolidated Financial Statements (Unaudited). .  7

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . . . . . .  9

      Item 3   Qualitative and Qualitative Disclosures About Market Risk  10


Part II     Other Information

      Item 1   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 11

      Item 2   Changes in Securities and Use of Proceeds  . . . . . . . . 11

      Item 3   Defaults Upon Senior Securities  . . . . . . . . . . . . . 11

      Item 4   Submission of Matters to a Vote of Security Holders  . . . 11

      Item 5   Other Information  . . . . . . . . . . . . . . . . . . . . 11

      Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 11

      Item 7   Forward-Looking Statements . . . . . . . . . . . . . . . . 11

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
UNAUDITED

                                                                     March 31,
December 31,
ASSETS                                                                 2002
2001
CURRENT ASSETS:
Cash and cash equivalents                                          $ 3,309,459
$ 3,207,241
Investment securities available for sale                            14,463,625
13,348,948
Service fees receivable, net of allowance
  for doubtful accounts of $420,497 and $420,497                     1,703,425
1,592,263
Service fees and premiums receivable from related parties              598,159
384,274
Premiums receivable, net of allowance for doubtful accounts of
  $130,779 and $130,779                                                320,405
2,806,117
Provider settlements receivable - unrelated parties                    435,579
476,929
Provider settlements receivable - related parties                      181,770
181,770
Prepaid expenses                                                       714,086
777,401
Deferred tax assets                                                    231,218
572,571
Other current assets                                                 1,121,235
1,645,201
                                                                   -----------
-----------
                        Total current assets                        23,078,961
24,992,715

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              4,515,670
4,466,461
Computer software                                                    1,199,394
1,187,970
                                                                   -----------
-----------
                                                                     5,715,064
5,654,431
Less accumulated depreciation and amortization                      (3,713,110)
(3,451,422)
                                                                   -----------
-----------
Furniture, equipment, and computer software, net                     2,001,954
2,203,009


DEFERRED TAX ASSETS                                                  1,371,473
1,363,347

 OTHER ASSETS:
Restricted indemnity cash                                            1,834,837
1,829,102
Goodwill                                                                   -0-
27,526
                                                                   -----------
-----------
            Total other assets                                       1,834,837
1,856,628
                                                                   -----------
-----------
TOTAL                                                              $28,287,225
$30,415,699
                                                                   ===========
===========

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
UNAUDITED

                                                                     March 31,
December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                    2002
2001
CURRENT LIABILITIES:
Accounts payable                                                   $   547,423
$  451,771
Accrued expenses                                                     2,622,371
1,833,074
Reserve for unpaid claims and claims adjustment expenses             9,472,816
11,815,058
Provider settlements payable - unrelated parties                       692,364
1,416,068
Unearned premiums                                                    1,134,255
1,633,532
Current portion of note payable                                        340,004
331,791
                                                                   -----------
-----------
            Total current liabilities                               14,809,233
17,481,294

NOTE PAYABLE                                                           278,078
366,379

MINORITY INTEREST                                                    1,202,383
1,237,486

REDEEMABLE EQUITY PARTICIPATION                                      1,991,850
1,991,850

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 540 and 539 shares                               540
539
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                 40,600
40,600
Additional paid-in capital                                           4,309,853
4,306,581
Paid-in capital from affiliates                                      1,472,108
1,472,108
Retained earnings                                                    4,179,832
3,527,471
Accumulated other comprehensive income (loss), net of tax                2,748
(8,609)
                                                                   -----------
-----------
            Total shareholders' equity                              10,005,681
9,338,690
                                                                   -----------
-----------

TOTAL                                                              $28,287,225
$30,415,699
                                                                   ===========
===========

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
UNAUDITED

                                                                 Three Months
Ended
                                                                       March 31,
         `
                                                                  2002
2001
OPERATING REVENUE:
Premium revenue                                              $ 19,931,886  $
25,046,659
Premium revenue, related parties                             354,170
3,736,532
Network access fees                                             2,042,537
1,713,983
Hospital administrative fees                                    1,208,545
1,431,979
Hospital administrative fees, related parties                   1,060,856
756,013
Other                                                              38,154
52,165
                                                              -------------  ---
----------
Total Operating Revenue                                        24,636,148
32,737,331
                                                              -------------  ---
----------
OPERATING EXPENSES:
Medical expenses                                               15,081,074
16,024,855
Medical expenses - related parties                              3,300,349
10,683,237
Payroll and related expenses                                    2,737,390
3,254,995
Selling, general, and administrative expenses                   2,694,054
2,970,554
Amortization and other expense                                     27,526
293,701
                                                             ------------  -----
-------
            Total operating expenses                           23,840,393
33,227,342
                                                             ------------  -----
-------
            Operating income (loss)                               795,755
(490,011)
OTHER INCOME (EXPENSE):
Interest and dividends                                            154,731
174,886
Other                                                                 -0-
-0-
                                                             ------------  -----
-------
            Total other income                                    154,731
174,886
                                                             ------------  -----
-------
            Income (loss) before federal income taxes
            and minority interest                                 950,486
(315,125)
FEDERAL INCOME TAX                                                333,228
(107,142)
                                                             ------------  -----
-------
                                                                  617,258
(207,983)

MINORITY INTEREST                                                  35,103
136,036
                                                             ------------  -----
-------
NET INCOME (LOSS)                                            $    652,361 $
(71,947)


NET INCOME (LOSS) PER COMMON SHARE - basic and diluted              11.14
(1.23)
                                                             ============
============
WEIGHTED AVERAGE SHARES OUTSTANDING                                58,540
58,572
                                                        ============
============

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
UNAUDITED

                                                                       2002
2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $    652,361
$    (71,947)
  Adjustments to reconcile net income to net cash
      provided/(used) by operating activities:
    Depreciation                                                       261,688
197,846
    Amortization and other expense                                      27,526
293,701
    Deferred income taxes, net                                         333,227
(264,016)
    Provision for doubtful accounts                                       -
29,999
    Minority interest                                                 ( 35,103)
(136,036)
      Service fees receivable                                         (312,807)
849,855
      Premiums receivable                                            2,473,472
(147,514)
      Prepaid expenses                                                  63,315
134,887
      Other current assets                                             523,966
275,907
      Accounts payable                                                  95,652
(138,523)
      Accrued expenses                                                 789,297
26,343
      Reserve for unpaid claims and claims
          adjustment expenses                                       (2,342,242)
3,691,597
      Provider settlements receivable/payable -
          related party                                                   -
(153,808)
      Provider settlements receivable/payable -
          unrelated party                                             (682,354)
206,566
      Unearned premiums                                               (499,277)
498,662
                                                                  ------------
-------------
    Net cash provided/(used) by operating activities                 1,348,721
5,293,519


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment, and computer software              (60,633)
(86,789)
  Increase/(decrease) in restricted indemnity cash                      (5,735)
-
  (Purchase)/maturity of investments available for sale             (1,103,320)
499,995
                                                               ---------------
-------------
  Net cash provided/(used) by investing activities                  (1,169,688)
413,206


CASH FLOWS FROM FINANCING ACTIVITIES:

  Sale/(repurchase) of Class A common stock membership                   3,273
-
    rights from physicians
  Payment of note payable                                              (80,088)
(74,012)
                                                                  ------------
------------
  Net cash provided/(used) by financing activities                     (76,815)
(74,012)
                                                                  ------------
------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   102,218
5,632,713
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                  3,207,241
12,697,290
                                                                  ------------
------------
  End of period                                                   $  3,309,459
$ 18,330,003
                                                                  ============
============
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the period for:
    Federal income taxes                                                  -
-
    Interest                                                      $     19,934
$     22,593



See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


NOTE 1  PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of First Choice Health
Network, Inc. and Subsidiary, the accompanying unaudited interim condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for three months ended March 31, 2002 and 2001. The condensed consolidated financial statements were prepared on the same basis as the annual 2001 consolidated financial statements. The results of interim operations are not necessarily indicative of operating results for the entire year.


NOTE 2  INVESTMENTS

In the first quarter of 2002, the Company purchased $3.1 million of bonds available for sale. The amortized cost, unrealized gains or losses and fair values of investments in debt securities, as of March 31, 2002, are as follows:

                                                 Unrealized     Unrealized
                               Amortized Cost       Gains         Losses
Fair Value

AS OF MARCH 31, 2002
Government-backed adjustable
Rate securities              $    1,997,931     $   3,833       $    (940)     $
2,000,824

Mortgage-backed adjustable
Rate securities                  12,462,946        21,145         (21,290)
12,462,801
                                -----------     ---------         --------
----------

Total Bonds                  $   14,460,877     $  24,978       $ (22,230)     $
14,463,625



AS OF DECEMBER 31, 2001
Government-backed adjustable
Rate securities              $    2,096,826     $   5,131       $  (1,480)     $
2,100,477

Mortgage-backed adjustable
Rate securities                  11,260,732         8,026         (20,287)
11,248,471
                                -----------     ---------         --------
----------

Total Bonds                  $   13,357,558     $  13,157       $ (21,767)     $
13,348,948








In determining fair value, management obtains quotations from independent sources who make markets in similar securities, generally broker dealers. These quotes are generally estimates of fair value based on an evaluation of appropriate facts such as trading in similar securities, yields, credit quality, coupon rate, maturity, type of issue, and other market data.

Principal buydowns on investments in debt securities during the first quarter of 2002 were $1,928,286.

NOTE 3  RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which is effective for business combinations initiated after June 30, 2001. This statement establishes the purchase method as the only acceptable method of accounting for business combinations and eliminates the pooling-of-interest method. Also, in October 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001.
SFAS No. 142 establishes new accounting and reporting standards for goodwill and other intangible assets. Under this statement, goodwill will no longer be amortized, but will be recognized and measured based in its fair value. Management performed an impairment test in January 2002 upon adoption of SFAS No. 142 and determined there was impairment of the remaining portion of goodwill resulting in a charge to amortization and other expense of $27,526. The value of goodwill was determined to be impaired as a result of the decision to proceed with an orderly exit form the insure health care business. Management does not believe that adoption of these statements will have a further, material effect on the Company's financial condition or results of operations.


NOTE 4  REPORTABLE OPERATING SEGMENTS

Factors management used to identify the enterprise's reportable segments: The Company has two reportable segments which correspond to the organization of the Company and its majority-owned subsidiary, First Choice Health Plan, Inc. (the "Plan"). Each segment requires distinct tracking capabilities in the areas of revenues, claims processing, marketing strategies, and reporting to regulatory organizations.

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

Information about profit or loss and assets of reportable segments:

                                           First Choice         First Choice
                                          Health Network         Health Plan
Total
                                          --------------        ------------
-------------
Three months ended March 31, 2002:
   Revenues from external customers      $   3,682,162        $  20,953,986
$  24,636,148
   Intercompany revenue                         79,477              (79,477)

   Net income (loss)                           792,771             (175,513)
617,258
   Minority interest                                                 35,103
35,103
   Consolidated net income (loss)
652,361

Three months ended March 31, 2001:
   Revenues from external customers      $   3,258,280       $   29,479,051
$  32,737,331
   Intercompany revenue                        106,223             (106,223)
-0-

   Net income (loss)                           482,665             (690,646)
(207,983)
   Minority interest                                                136,036
136,036
   Consolidated net income (loss)
(71,947)



<PAGE 9>

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company's operations consist of two business segments.
The parent company, First Choice Health Network (the "Network"), operates a PPO rental network. The subsidiary company, First Choice Health Plan (the "Plan"), operates as a health care service contractor that accepts insurance risk.

The Network's revenues consist of access fees arising from the rental of the PPO network. The Plan's revenues consist primarily of commercial premiums resulting from the offering of health insurance products. Medical expenses are largely comprised of a negotiated fee for the health care services rendered.

The Plan's Board of Directors have authorized management to proceed with an orderly exit of the insured health care business by no later than December 2004.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Operating revenue decreased $8.1 million (24.7%) from 2001 to 2002.
The decrease in 2002 was due to decrease in membership for the Plan and a resultant decrease in premium revenue. Commercial member months decreased by 35.6% in 2002. In addition, average commercial premium rates increased by 9.5%. Network Access fees increased $.3 million (19.2%) from 2001 to 2002. The increase is due to higher contractual rates. Hospital administrative fees increased $.1 million from 2001 to 2002.
The increase is primarily due to increased enrollment and a higher volume of services provided to the hospitals. Premium revenue from related parties decreased $3.4 million, or 90.5% from first quarter 2001 to first quarter 2002. This has been the result of a significant decrease in the employer groups of related hospitals that are covered by the Plan.

Operating expenses decreased $9.4 million (28.3%) from 2001 to 2002.
The decrease in 2002 was primarily due to reduced medical expenses of $8.3 million as a result of decrease in the Plan membership. Payroll and related expenses decreased $.5 million in 2002 compared to 2001.
The Plan decreased the number of employees as a result of the transition away from the insured health care business. Selling, general and administrative costs decreased $.3 million (9.3%) from 2001 to 2002 The decrease in 2002 was a result of the reduction in the Plan membership.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1986, the Company has financed its operations from equity investments from over 870 physicians, from the seven hospitals comprising the Company's Class B shareholders, non-equity capital contributions from four additional hospitals pursuant to their respective participation agreements, and funds from operations.

As indicated on the Company's Condensed Consolidated Statement of Cash Flows at March 31, 2002, the Company had cash and cash equivalents of approximately $3.2 million compared to approximately
$12.7 million at March 31, 2001. The decrease in cash is primarily due to the purchase of $14.5 million in investment securities available for sale. These investment securities consist of U.S. Government Agency asset-backed and mortgage-backed adjustable rate securities that are marketable in the event additional cash is needed.

The Company anticipates that the revenue generated by operations, cash and cash equivalents and investment securities available for sale as of March 31, 2002 will be sufficient to meet its cash requirements throughout 2002. The expected reduction in the Plan's insured membership is expected to be funded by a corresponding reduction in the Plan's reserve for unpaid claims and claim adjustment expenses.

Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable as of March 31, 2002

Part II     Other Information


   Item 1     Legal Proceedings

        In the normal course of business, the Company may encounter claims, assessments, and litigation brought against the Company. If and when these situations arise, the Company assesses the situation and accrues for financial exposure, if appropriate. As of March 31, 2002, the Company is not aware of any such material situations.

   Item 2     Changes in Securities and use of Proceeds

        No changes in the Company's securities occurred during period


   Item 3     Defaults Upon Senior Securities

        No senior securities of the Company are outstanding.


   Item 4     Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders.


   Item 5     Other Information

        None


   Item 6     Exhibits and Reports on Form 8-K

        None were filed during quarter ended March 31, 2002.


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

FIRST CHOICE HEALTH NETWORK, INC.

Date:	May 15, 2002

	By:		/ s /Kenneth A. Hamm
	Kenneth A. Hamm
	Sr. Vice President of Finance
	(Principal Financial and Accounting Officer
	and Duly Authorized Officer)