Form 10-Q
period 2002-06-30
FIRST CHOICE HEALTH NETWORK INC
filed 2002-08-15
CIK 922622

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                   FORM 10 - Q

     [   X   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2002

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

              Yes   __X___                     No   ______

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on June 30, 2002, was 538 shares and 40,600 shares, respectively.

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

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q
                                                                        Page
Part I      Financial Information

      Item 1   Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)
               at June 30, 2002 and December 31, 2001 . . . . . . . . . .  3

               Condensed Consolidated Statements of Operations
               (Unaudited)for the Three Months and Six Months Ended
               June 30, 2002 and 2001 . . . . . . . . . . . . . . . . . .  5

               Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the Six Months Ended June 30, 2002
               and 2001 . . . . . . . . . . . . . . . . . . . . . . . . .  6

               Notes to Condensed Consolidated Financial Statements
               (Unaudited). . . . . . . . . . . . . . . . . . . . . . . .  7

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations .  . . . . . 10

      Item 3   Quantitative and Qualitative Disclosures
               About Market Risk    . . . . . . . . . . . . . . . . . . . 11


Part II     Other Information

      Item 1   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 12

      Item 2   Changes in Securities and Use of Proceeds  . . . . . . . . 12

      Item 3   Defaults Upon Senior Securities  . . . . . . . . . . . . . 12

      Item 4   Submission of Matters to a Vote of Security Holders  . . . 12

      Item 5   Other Information  . . . . . . . . . . . . . . . . . . . . 12

      Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 12

      Item 7   Forward-Looking Statements . . . . . . . . . . . . . . . . 12

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001
UNAUDITED

                                                                     June 30,   December 31,
ASSETS                                                                 2002         2001
CURRENT ASSETS:
Cash and cash equivalents                                          $ 3,388,402   $ 3,207,241
Investment securities available for sale                            12,003,736    13,348,948
Service fees receivable, net of allowance
  for doubtful accounts of $413,528 and $420,497                     1,428,097     1,592,263
Service fees and premiums receivable from related parties            1,109,293       384,274
Premiums receivable, net of allowance for doubtful accounts of
  $90,381 and $130,779                                                 278,370     2,806,117
Provider settlements receivable - unrelated parties                    482,503       476,929
Provider settlements receivable - related parties                      131,770       181,770
Prepaid expenses                                                       614,204       777,401
Deferred tax assets                                                    491,573       572,571
Other current assets                                                   733,289     1,645,201
                                                                   -----------   -----------
                        Total current assets                        20,661,237    24,992,715

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              4,547,683     4,466,461
Computer software                                                    1,254,909     1,187,970
                                                                   -----------   -----------
                                                                     5,802,592     5,654,431
Less accumulated depreciation and amortization                      (3,974,324)   (3,451,422)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                     1,828,268     2,203,009


DEFERRED TAX ASSETS                                                  1,597,193     1,363,347

OTHER ASSETS:
Restricted indemnity cash                                            1,840,370     1,829,102
Other                                                                  179,133        27,526
                                                                   -----------   -----------
            Total other assets                                       2,019,503     1,856,628
                                                                   -----------   -----------
TOTAL                                                              $26,106,201   $30,415,699
                                                                   ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001
UNAUDITED

                                                                     June 30,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                   2002           2001
CURRENT LIABILITIES:
Accounts payable                                                   $   463,183     $  451,771
Accrued expenses                                                     2,242,960      1,833,074
Reserve for unpaid claims and claims adjustment expenses             9,702,524     11,815,058
Provider settlements payable - unrelated parties                       568,599      1,416,068
Unearned premiums                                                      888,746      1,633,532
Current portion of note payable                                           -           331,791
                                                                   -----------    -----------
            Total current liabilities                               13,866,012     17,481,294

NOTE PAYABLE                                                              -           366,379

MINORITY INTEREST                                                      812,581      1,237,486

REDEEMABLE EQUITY PARTICIPATION                                      1,991,850      1,991,850

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 538 and 539 shares                               538            539
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                 40,600         40,600
Additional paid-in capital                                           4,308,350      4,306,581
Paid-in capital from affiliates                                      1,472,108      1,472,108
Retained earnings                                                    3,619,502      3,527,471
Accumulated other comprehensive loss, net of tax                        (5,340)        (8,609)
                                                                   -----------    -----------
            Total shareholders' equity                               9,435,758      9,338,690
                                                                   -----------    -----------

TOTAL                                                              $26,106,201    $30,415,699
                                                                   ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
UNAUDITED

                                                                 Three Months Ended           Six Months Ended
                                                                       June 30,                   June 30,
         `
                                                                  2002          2001          2002        2001
OPERATING REVENUE:
Premium revenue                                              $ 18,647,724  $ 24,214,449  $ 38,579,610  $ 49,261,108
Premium revenue, related parties                                  345,304     2,280,097       699,474     6,016,629
Network access fees                                             2,303,409     1,980,366     4,345,946     4,088,349
Hospital administrative fees                                    1,276,551     1,231,971     2,485,096     2,269,950
Hospital administrative fees, related parties                   1,205,290       562,191     2,266,146     1,318,204
Other                                                              63,535        60,791       101,689       112,956
                                                              ------------   ----------    ----------   -----------
Total Operating Revenue                                        23,841,813    30,329,865    48,477,961    63,067,196
                                                              ------------   ----------    ----------   -----------
OPERATING EXPENSES:
Medical expenses                                               14,733,219    17,290,523    28,191,981    38,335,309
Medical expenses - related parties                              5,274,718     7,583,216    10,197,379    13,246,521
Payroll and related expenses                                    2,680,327     3,205,177     5,417,717     6,460,173
Selling, general, and administrative expenses                   2,770,040     2,957,968     5,464,094     5,928,522
Amortization and other expense                                      -           293,700        27,526       587,401
                                                             ------------   -----------    ----------   -----------
            Total operating expenses                           25,458,304    31,330,584    49,298,697    64,557,926
                                                             ------------   -----------    ----------   -----------
            Operating loss                                     (1,616,491)   (1,000,719)     (820,736)   (1,490,730)
OTHER INCOME (EXPENSE):
Interest and dividends                                            180,284       286,214       335,015       461,100
Other                                                                -             -             -            -
                                                             ------------   -----------    ----------   -----------
            Total other income                                    180,284       286,214       335,015       461,100
                                                             ------------   -----------    ----------   -----------
            Loss before federal income taxes
            and minority interest                              (1,436,207)     (714,505)     (485,721)   (1,029,630)
FEDERAL INCOME TAX                                               (486,075)     (223,009)     (152,847)     (330,151)
                                                             ------------   -----------    ----------    ----------
                                                                 (950,132)     (491,496)     (332,874)     (699,479)

MINORITY INTEREST                                                 389,802        37,025       424,905       173,061
                                                             ------------   -----------    ----------    ----------
NET INCOME (LOSS)                                            $   (560,330) $   (454,471)   $   92,031    $ (526,418)


NET INCOME (LOSS) PER COMMON SHARE-basic and diluted                (9.57)        (7.76)         1.57         (8.99)
                                                             ============    ==========    ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                                58,540        58,572        58,540        58,572
                                                             ============    ==========    ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
UNAUDITED

                                                                        2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $     92,031      $ (526,418)
  Adjustments to reconcile net income to net cash
      provided/(used) by operating activities:
    Depreciation                                                       522,902         398,520
    Amortization and other expense                                      27,526         587,401
    Deferred income taxes, net                                        (152,848)       (420,706)
    Provision for doubtful accounts                                    (47,367)        (51,272)
    Minority interest                                                 (424,905)       (173,062)
      Service fees receivable                                         (553,884)      1,127,443
      Premiums receivable                                            2,568,145         (11,100)
      Prepaid expenses                                                 163,197         147,896
      Other current assets                                             911,912         142,793
      Accounts payable                                                  11,412        (232,288)
      Accrued expenses                                                 409,886        (714,902)
      Reserve for unpaid claims and claims adjustment expenses      (2,112,534)       (369,365)
      Provider settlements receivable/payable - Related party           50,000      (1,629,597)
      Provider settlements receivable/payable - Unrelated party       (853,043)       (476,084)
      Unearned premiums                                               (744,786)        529,713
                                                                   ------------   -------------
    Net cash provided/(used) by operating activities                  (132,356)     (1,671,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment, and computer software             (148,161)       (380,076)
  Increase in restricted indemnity cash                                (11,268)         (5,775)
  Investment in Assured Health                                        (179,133)           -
  Purchase of investments available for sale                          (897,955)     (8,729,492)
  Sale of investments available for sale                             2,246,436            -
                                                                  -------------   -------------
  Net cash provided/(used) by investing activities                   1,009,919      (9,115,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Class A common stock membership
    rights from physicians                                               1,768            -
  Payment of note payable                                             (698,170)       (147,991)
                                                                  -------------    ------------
  Net cash provided/(used) by financing activities                    (696,402)       (147,991)
                                                                  -------------    ------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   181,161     (10,934,362)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                  3,207,241      12,697,290
                                                                  -------------    ------------
  End of period                                                   $  3,388,402    $  1,762,928
                                                                  =============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Federal income taxes                                             $ 255,751             -
    Interest                                                            37,738        $ 45,218

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


NOTE 1  PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of First Choice Health Network, Inc. and Subsidiary, the accompanying unaudited interim condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the three months and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. The condensed consolidated financial statements were prepared on the same basis as the annual 2001 consolidated financial statements. The results of interim operations are not necessarily indicative of operating results for the entire year.


NOTE 2  INVESTMENTS

The amortized cost, unrealized gains or losses and fair values of investments in debt securities, as of June 30, 2002, are as follows:

                                                 Unrealized     Unrealized
                               Amortized Cost       Gains         Losses          Fair Value

AS OF JUNE 30, 2002
Government-backed adjustable
Rate securities              $    1,967,280     $   4,422       $  (1,198)      $  1,970,504

Mortgage-backed adjustable
Rate securities                  10,041,797        21,056         (29,620)        10,033,233
                                -----------      ---------        --------        ----------

Total Bonds                  $   12,009,077     $  25,478       $ (30,818)     $  12,003,737



AS OF DECEMBER 31, 2001
Government-backed adjustable
Rate securities              $    2,096,826     $   5,131       $  (1,480)     $   2,100,477

Mortgage-backed adjustable
Rate securities                  11,260,732         8,026         (20,287)        11,248,471
                                -----------     ---------         --------        ----------

Total Bonds                  $   13,357,558     $  13,157       $ (21,767)     $  13,348,948


In determining fair value, management obtains quotations from independent sources who make markets in similar securities, generally broker dealers. These quotes are generally estimates of fair value based on an evaluation of appropriate facts such as trading in similar securities, yields, credit quality, coupon rate, maturity, type of issue, and other market data.

Sales of investments available for sale totaled $2,246,436 and principal buydowns on these investments during the second quarter of 2002 were $1,364,191.


NOTE 3  RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which is effective for business combinations initiated after June 30, 2001. This statement establishes the purchase method as the only acceptable method of accounting for business combinations and eliminates the pooling-of-interest method. Also, in October 2001, the FASB issued SFAS
No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes new accounting and reporting standards for goodwill and other intangible assets. Under this statement, goodwill will no longer be amortized, but will be recognized and measured based on its fair value. Management performed an impairment test in January 2002 upon adoption of SFAS No. 142 and determined there was impairment of the remaining portion of goodwill resulting in a charge to amortization and other expense of $27,526. The value of goodwill was determined to be impaired as a result of the decision to proceed with an orderly exit from the insured health care business. Management does not believe that adoption of these statements will have a further, material effect on the Company's financial condition or results of operations.

The following table reflects the pro forma effect on goodwill and net income of the Company if SFAS No. 142 was in effect for the six months ended June 30, 2002 and June 30, 2001.
                                For the six months ended June 30,
                                    2002                2001
                                   ------              ------
     Goodwill amortization            -                27,538
     Net Income/(Loss)             92,031            (498,880)

The remaining portion of amortization for the six months ended June 30, 2001 relates to the intangible asset acquired in the Sound Health purchase in 1998, which was fully amortized in November 2001.


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

The Plan's Board of Directors have authorized management to proceed with an orderly exit of the insured health care business by no later than December 2003. This exit strategy is currently being implemented through rating actions and by ceasing new sales activities, except in selected offerings. Insured membership has decreased by 26% from 47,956 members at December 2001 to 35,376 members at June 2002. The exit will be completed by the non-renewal of all business beginning in February 2003.

Measurement of segment profit or loss and segment assets: The accounting policies of the segments are the same as those used by the consolidated company. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses. The Company accounts for intersegment revenues by assigning a management fee to the Plan that is an estimate of resources expended on the Plan's behalf.

Information about profit or loss and assets of reportable segments:

                                           First Choice         First Choice
                                          Health Network         Health Plan          Total
                                          --------------        ------------      -------------
Three months ended June 30, 2002:
   Revenues from external customers      $   4,110,056        $  19,731,757      $  23,841,813
   Intercompany revenue                         72,292              (72,292)               -0-

   Net income (loss)                           998,879           (1,949,011)          (950,132)
   Minority interest                                                389,802            389,802
   Consolidated net income (loss)                                                     (560,330)

Three months ended June 30, 2001:
   Revenues from external customers      $   3,156,628       $   27,173,237      $  30,329,865
   Intercompany revenue                        105,548             (105,548)               -0-

   Net income (loss)                           418,837             (910,333)          (491,496)
   Minority interest                                                 37,025             37,025
   Consolidated net income (loss)                                                     (454,471)


Six months ended June 30, 2002:
   Revenues from external customers      $   7,792,218        $  40,685,743      $  48,477,961
   Intercompany revenue                        151,769             (151,769)               -0-

   Net income (loss)                         1,791,650           (2,124,524)          (332,874)
   Minority interest                                                424,905            424,905
   Consolidated net income (loss)                                                       92,031

Six months ended June 30, 2001:
   Revenues from external customers      $   6,414,908       $   56,652,288      $  63,067,196
   Intercompany revenue                        211,771             (211,771)               -0-

   Net income (loss)                           901,502           (1,600,981)          (699,479)
   Minority interest                                                173,061            173,061
   Consolidated net income (loss)                                                     (526,418)

                                      9

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

The company's related party transactions consist of two components. One component is the premium revenue that is received from the Company's owner hospitals for their employee groups that are members of the Plan. The other component is the Company's payment to the owner hospitals in the form of claims payments for medical services rendered to any member of the Plan. These two components are independent of each other and have no relationship for analytical purposes.

The Plan's Board of Directors have authorized management to proceed with an orderly exit of the insured health care business by no later than December 2003.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Operating revenue decreased $6.5 million (21.4%) from the quarter ended June 2002 as compared to the quarter ended June 2001. The decrease was due to the decreased membership for the Plan and a resultant decrease in premium revenue. Commercial member months decreased by 34.7% during the quarter ended June 2002 as compared to the quarter ended June 2001, while the average commercial premium rates increased by 10.0% during the same period. Premium revenue decreased $7.5 million, or 28.3% from the second quarter 2002 compared to the second quarter 2001. This has been the result of a sharp decrease in the membership that is covered by the Plan.

Operating expenses decreased $5.9 million (18.7%) from the quarter ended June 2002 compared to the same period in 2001. The decrease during this period was primarily due to reduced medical expenses of $4.9 million as a result of decrease in the Plan membership. Medical claims expenses have increased 23.2% on a per member per month basis during the three months ended June 2002 as compared to the three months ended June 2001. This is due to both increased utilization of healthcare services and increased healthcare unit costs. The remaining $1.0 million decrease in operating expenses is the result of cost savings from payroll and administrative expenses due to employee reductions as the Company transitions away from the insured health care business.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS JUNE 30, 2001

Operating revenue decreased $14.6 million (23.1%) from 2001 to 2002. This Decrease was due to the decreased membership for the Plan and a resultant decrease in premium revenue. Commercial member months decreased by 35.2% in 2002 while the average commercial premium rates increased by 10.0% during the same period. Premium revenue decreased $16.0 million or 28.9%, year to date 2002 versus year to date 2001. This has been the result of a sharp decrease in the membership that is covered by the Plan.

Operating expenses decreased $15.3 million (23.6%) from 2001 to 2002. The decrease during this period was primarily due to reduced medical expenses of $13.2 million as a result of decrease in the Plan membership. Medical claims expenses have increased 14.8% on a per member per month basis during the six months ended June 2002 as compared to the six months ended June 2001. This is due to both increased utilization of healthcare services and increased healthcare unit costs. The remaining $2.1 million decrease in operating expenses is the result of cost savings from payroll and administrative expenses due to employee reductions as the Company transitions away from the insured health care business.

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

Pursuant to the Plan's decision to exit the insured healthcare market by the end of 2003, it is likely to experience greater volatility in claims costs than it has historically. As the insured membership base decreases, the effect of large claims are absorbed over fewer members, causing this increased volatility. Although the Plan does purchase reinsurance for catastrophic claims, it is anticipated that claims costs will experience greater volatility than historically.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1986, the Company has financed its operations from equity investments from over 870 physicians, from the seven hospitals comprising the Company's Class B shareholders, non-equity capital contributions from four additional hospitals pursuant to their respective participation agreements, and funds from operations.

As indicated on the Company's Condensed Consolidated Statement of Cash Flows at June 30, 2002, the Company had cash and cash equivalents of approximately $3.4 million compared to approximately $3.2 million at December 31, 2001. The cash has remained static as the Company has used the sale of investment securities available for sale to fund our cash flow needs. These investment securities consist of U.S. Government Agency asset-backed and mortgage-backed adjustable rate securities that are marketable in the event additional cash is needed.

Following are explanations of significant balance sheet account fluctuations:
The decrease in premium receivable of 90%, or $2,527,747, is primarily due to faster payment from a large customer. The decrease in Other Current Assets of 55%, or $911,912, is primarily due to the receipt of the Company's expected tax refund and the reduction of pharmacy rebates receivable and claims adjustments as a result of the decrease in Plan membership. The decrease in provider settlements payable of 60%, or $847,469, resulted from additional claims run out paid in 2002 related to 2001 provider contracts. The decrease in unearned premium of 46%, or $744,786, is due to the Plan's 26% decrease in membership and timing of receipts.

The Company anticipates that the revenue generated by operations, cash and cash equivalents and investment securities available for sale as of June 30, 2002 will be sufficient to meet its cash requirements throughout 2002. The expected reduction in the Plan's insured membership is expected to be funded by a corresponding reduction in the Plan's reserve for unpaid claims and claim adjustment expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a result of the decision to exit the insured health care business by December 2003, at December 31, 2001 the Company's 80% ownership in the Plan was written down to the expected net realizable value, which is the Plan's book value. Management believes this measurement of the expected net realizable value is still valid as of June 30, 2002.

The reserve for unpaid claims and claims adjustment expenses represents reported and unreported claims which have been incurred but have not been paid at the date of the financial statements. The reserve for unreported claims is determined actuarially using prior experience and the nature of current health insurance contracts and volume. Included in the liability is an estimate of the future expenses necessary to settle claims. Due to the uncertainties inherent in the estimation process, actual costs may differ from the estimated amounts in the near term, and these differences may be significant.


Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable as of June 30, 2002


Part II     Other Information


   Item 1     Legal Proceedings

        In the normal course of business, the Company may encounter claims, assessments, and litigation brought against the Company. If and when these situations arise, the Company assesses the situation and accrues for financial exposure, if appropriate. As of June 30, 2002, the Company is not aware of any such material situations.

   Item 2     Changes in Securities and use of Proceeds

        No changes in the Company's securities occurred during period


   Item 3     Defaults Upon Senior Securities

        No senior securities of the Company are outstanding.


   Item 4     Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders.


   Item 5     Other Information

        None

   Item 6     Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit
            Number                          Title
            -------        ---------------------------------------------------
             99.1          CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION
                           1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

        (b) Reports on Form 8-K

            None were filed during quarter ended June 30, 2002.


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

FIRST CHOICE HEALTH NETWORK, INC.

Date:	August 14, 2002

	By:	/ s /Kenneth A. Hamm
         -----------------------------
	Kenneth A. Hamm
	Sr. Vice President of Finance
	(Principal Financial and Accounting Officer
	and Duly Authorized Officer)

Exhibit 99.1
------------



Certification

  To my knowledge, this Report on Form 10-Q for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and the results of operations of First Choice Health Network, Inc. and Subsidiary.


        By:    / s /Gary Gannaway
           -----------------------------
            Gary Gannaway,
            President and Chief Executive Officer

        By:    / s /Kenneth A. Hamm
           -----------------------------
            Kenneth A. Hamm,
            Senior Vice President and Chief Financial Officer