Form 10-Q
period 2002-09-30
FIRST CHOICE HEALTH NETWORK INC
filed 2002-11-14
CIK 922622

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                   FORM 10 - Q

     [   X   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2002

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

      Item 1   Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)
               at September 30, 2002 and December 31, 2001 . . . . . . . . 3

               Condensed Consolidated Statements of Operations
               (Unaudited)for the Three Months and Nine Months Ended
               September 30, 2002 and 2001 . . . . . . . . . . . . . . . . 5

               Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the Nine Months Ended September 30, 2002
               and 2001 . . . . . . . . . . . . . . . . . . . . . . . . .  6

               Notes to Condensed Consolidated Financial Statements
               (Unaudited). . . . . . . . . . . . . . . . . . . . . . . .  7

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations .  . . . . . 10

      Item 3   Quantitative and Qualitative Disclosures
               About Market Risk    . . . . . . . . . . . . . . . . . . . 13

      Item 4   Controls and Procedures. . . . . . . . . . . . . . . . . . 13


Part II     Other Information

      Item 1   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 14

      Item 5   Other Information  . . . . . . . . . . . . . . . . . . . . 14

      Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 14

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
UNAUDITED

                                                                September 30,   December 31,
ASSETS                                                                 2002         2001
CURRENT ASSETS:
Cash and cash equivalents                                          $ 5,108,371   $ 3,207,241
Investment securities available for sale                            12,585,908    13,348,948
Service fees receivable, net of allowance
  for doubtful accounts of $99,124 and $420,497                      1,371,312     1,592,263
Service fees and premiums receivable from related parties              465,977       384,274
Premiums receivable, net of allowance for doubtful accounts of
  $53,449 and $130,779                                                 228,339     2,806,117
Provider settlements receivable - unrelated parties                          0       476,929
Provider settlements receivable - related parties                            0       181,770
Prepaid expenses                                                       756,084       777,401
Deferred tax assets                                                    367,580       572,571
Other current assets                                                   592,119     1,645,201
                                                                   -----------   -----------
                        Total current assets                        21,475,690    24,992,715

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              4,659,990     4,466,461
Computer software                                                    1,270,117     1,187,970
                                                                   -----------   -----------
                                                                     5,930,107     5,654,431
Less accumulated depreciation and amortization                      (4,235,161)   (3,451,422)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                     1,694,946     2,203,009


DEFERRED TAX ASSETS                                                  1,220,307     1,363,347

OTHER ASSETS:
Restricted indemnity cash                                            2,071,050     1,829,102
Other                                                                  258,266        27,526
                                                                   -----------   -----------
            Total other assets                                       2,329,316     1,856,628
                                                                   -----------   -----------
TOTAL                                                              $26,720,259   $30,415,699
                                                                   ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
UNAUDITED

                                                                September 30,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                   2002           2001
CURRENT LIABILITIES:
Accounts payable                                                   $   403,342     $  451,771
Accrued expenses                                                     1,647,249      1,833,074
Reserve for unpaid claims and claims adjustment expenses            10,164,324     11,815,058
Provider settlements payable - unrelated parties                       361,244      1,416,068
Unearned premiums                                                      921,294      1,633,532
Current portion of note payable                                              0        331,791
                                                                   -----------    -----------
            Total current liabilities                               13,497,453     17,481,294

NOTE PAYABLE                                                                 0        366,379

MINORITY INTEREST                                                    1,183,613      1,237,486

REDEEMABLE EQUITY PARTICIPATION                                      1,991,850      1,991,850

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 538 and 539 shares                               538            539
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                 40,600         40,600
Additional paid-in capital                                           4,308,350      4,306,581
Paid-in capital from affiliates                                      1,472,108      1,472,108
Retained earnings                                                    4,200,048      3,527,471
Accumulated other comprehensive income (loss), net of tax               25,699         (8,609)
                                                                   -----------    -----------
            Total shareholders' equity                              10,047,343      9,338,690
                                                                   -----------    -----------

TOTAL                                                              $26,720,259    $30,415,699
                                                                   ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
UNAUDITED

                                                                 Three Months Ended          Nine Months Ended
                                                                  September 30,                 September 30,
         `
                                                                  2002          2001          2002        2001
OPERATING REVENUE:
Premium revenue                                              $ 17,883,264  $ 23,756,167  $ 56,462,874  $ 73,017,275
Premium revenue, related parties                                  346,715     2,223,846     1,046,189     8,240,475
Network access fees                                             2,361,009     1,890,086     6,706,955     5,206,435
Hospital administrative fees                                    1,273,188     1,461,637     3,758,284     4,503,587
Hospital administrative fees, related parties                   1,130,497       894,140     3,396,642     2,212,344
Other                                                              41,556        55,131       143,245       168,087
                                                              ------------   ----------    ----------   ----------
Total Operating Revenue                                        23,036,229    30,281,007    71,514,189    93,348,203
                                                              ------------   ----------    ----------   ----------
OPERATING EXPENSES:
Medical expenses                                               10,003,603    14,013,264    33,037,219    44,962,362
Medical expenses - related parties                              6,669,068     9,342,176    22,024,812    29,974,908
Payroll and related expenses                                    2,525,222     3,031,291     7,942,944     9,491,464
Selling, general, and administrative expenses                   2,557,436     2,818,173     8,021,528     8,746,695
Amortization and other expense                                          0       293,693        27,526       881,094
                                                             ------------   -----------    ----------   ----------
            Total operating expenses                           21,755,329    29,498,597    71,054,029    94,056,523
                                                             ------------   -----------    ----------   ----------
            Operating Income/(loss)                             1,280,900       782,410       460,160      (708,320)
OTHER INCOME (EXPENSE):
Interest and dividends                                            194,137       213,264       627,568       673,317
Other                                                            (406,179)      (10,872)     (504,595)       (9,826)
                                                             ------------   -----------    ----------   ----------
            Total other income (Loss)                            (212,042)      202,392       122,973       663,491
                                                             ------------   -----------    ----------   ----------
            Income (Loss) before federal income taxes
            and minority interest                               1,068,858       984,802       583,133       (44,829)
FEDERAL INCOME TAX                                                500,879       349,329       348,032        19,178
                                                             ------------   -----------    ----------    ---------
                                                                  567,979       635,473       235,101       (64,007)

MINORITY INTEREST                                                  12,568             0       437,473       173,062
                                                             ------------   -----------    ----------    ---------
NET INCOME                                                   $    580,547   $   635,473    $  672,574    $  109,055
                                                             ============   ===========    ==========    ==========

NET INCOME PER COMMON SHARE-basic and diluted                $       9.91    $    10.85    $    11.48    $     1.86
                                                             ============    ==========    ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                                58,572        58,571        58,572        58,571
                                                             ============    ==========    ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
UNAUDITED

                                                                        2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $    672,574      $  109,055
  Adjustments to reconcile net income to net cash
      provided/(used) by operating activities:
    Depreciation                                                       783,739         610,499
    Amortization and other expense                                      27,526         881,094
    Deferred income taxes, net                                         348,031        (155,041)
    Provision for doubtful accounts                                   (398,703)        (54,719)
    Minority interest                                                  (53,873)       (173,062)
      Service fees receivable                                          460,621       1,182,352
      Premiums receivable                                            2,655,108         (58,960)
      Prepaid expenses                                                  21,317         (36,440)
      Other current assets                                           1,053,082         200,262
      Accounts payable                                                 (48,429)       (208,093)
      Accrued expenses                                                (185,825)       (910,051)
      Reserve for unpaid claims and claims adjustment expenses      (1,650,734)      1,599,086
      Provider settlements receivable/payable - Related party          181,770         527,908
      Provider settlements receivable/payable - Unrelated party       (577,895)     (1,853,461)
      Unearned premiums                                               (712,238)        314,326
                                                                   ------------   -------------
    Net cash provided/(used) by operating activities                 2,576,071       1,974,755

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment, and computer software             (275,676)       (405,689)
  Increase in restricted indemnity cash                               (241,948)         (5,775)
  Investment in Assured Health                                        (258,266)
  Purchase of investments available for sale                        (5,892,883)     (9,815,948)
  Sale of investments available for sale                             6,690,234
                                                                  -------------   -------------
  Net cash provided/(used) by investing activities                      21,461     (10,227,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Class A common stock membership
    rights from physicians                                               1,768          (8,198)
  Payment of note payable                                             (698,170)       (223,851)
                                                                  -------------    ------------
  Net cash provided/(used) by financing activities                    (696,402)       (232,049)
                                                                  -------------    ------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                 1,901,133      (8,484,706)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                  3,207,241      12,697,290
                                                                  -------------    ------------
  End of period                                                   $  5,108,371    $  4,212,584
                                                                  =============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Federal income taxes                                             $       0               0
    Interest                                                            39,303        $ 69,138

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 1  PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of First Choice Health Network, Inc. and Subsidiary, the accompanying unaudited interim condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three months and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The condensed consolidated financial statements were prepared on the same basis as the annual 2001 consolidated financial statements. The results of interim operations are not necessarily indicative of operating results for the entire year.


NOTE 2  INVESTMENTS

The amortized cost, unrealized gains or losses and fair values of investments in debt securities, as of September 30, 2002, are as follows:

                                                 Unrealized     Unrealized
                               Amortized Cost       Gains         Losses          Fair Value

AS OF SEPTEMBER 30, 2002
Government-backed adjustable
Rate securities              $    1,731,198     $  15,322       $  (1,916)      $  1,744,604

Mortgage-backed adjustable
Rate securities                  10,829,011        39,730         (27,437)        10,841,304
                                -----------      ---------        --------        ----------

Total Bonds                  $   12,560,209     $  55,052       $ (29,353)     $  12,585,908



AS OF DECEMBER 31, 2001
Government-backed adjustable
Rate securities              $    2,096,826     $   5,131       $  (1,480)     $   2,100,477

Mortgage-backed adjustable
Rate securities                  11,260,732         8,026         (20,287)        11,248,471
                                -----------     ---------         --------        ----------

Total Bonds                  $   13,357,558     $  13,157       $ (21,767)     $  13,348,948


In determining fair value, management obtains quotations from independent sources who make markets in similar securities, generally broker dealers. These quotes are generally estimates of fair value based on an evaluation of appropriate facts such as trading in similar securities, yields, credit quality, coupon rate, maturity, type of issue, and other market data.

There were no securities sold during the third quarter. Principal buydowns received during the third quarter of 2002 totaled $1,052,902.


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

The following table reflects the pro forma effect on goodwill and net income of the Company if SFAS No. 142 was in effect for the nine months ended
September 30, 2002 and September 30, 2001.
                                For the nine months ended September 30,
                                    2002                2001
                                   ------              ------
     Goodwill amortization              0              41,307
     Net Income/(Loss)            672,574             150,362

The remaining portion of amortization for the nine months ended September 30, 2001 relates to the intangible asset acquired in the Sound Health purchase in 1998, which was fully amortized in November 2001.

Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for the treatment of costs associated with exit or disposal activities. This Statement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the Statement will result in a material impact on its financial position or results of operations.
                                      8

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

The Plan's Board of Directors have authorized management to proceed with an orderly exit of the insured health care business by no later than December 2003. This exit strategy is currently being implemented through rating actions and by ceasing new sales activities, except in selected offerings. Insured membership has decreased by 34% from 47,956 members at December 2001 to 31,597 members at September 2002. The exit will be completed by the non-renewal of all business beginning in February 2003 and the completion of all current contracts in December 2003.

The Company has developed a new strategy to utilize the Plan administrative and operational expertise to offer administrative services to self-insured groups or other payers. The Company currently has no self-insured business but expects to add such business in 2003.

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

Information about profit or loss and assets of reportable segments:

                                           First Choice         First Choice
                                          Health Network         Health Plan          Total
                                          --------------        ------------      -------------
Three months ended September 30, 2002:
   Revenues from external customers      $   4,116,385        $  18,919,844      $  23,036,229
   Intercompany revenue                         60,279              (60,279)                 0

   Net income (loss)                           637,569              (69,590)           567,979
   Minority interest                                                 12,568             12,568
   Consolidated net income                                                             580,547

Three months ended September 30, 2001:
   Revenues from external customers      $   3,620,342       $   26,660,665      $  30,281,007
   Intercompany revenue                         94,720              (94,720)                 0

   Net income (loss)                           707,801              (72,328)           635,473
   Minority interest                                                                         0
   Consolidated net income                                                             635,473


Nine months ended September 30, 2002:
   Revenues from external customers      $  11,908,602        $  59,605,587      $  71,514,189
   Intercompany revenue                        212,047             (212,047)                 0

   Net income (loss)                         2,429,219           (2,194,118)           235,101
   Minority interest                                                437,473            437,473
   Consolidated net income                                                             672,574

Nine months ended September 30, 2001:
   Revenues from external customers      $  10,035,520       $   83,312,683      $  93,348,203
   Intercompany revenue                        306,491             (306,491)                 0

   Net income (loss)                         1,609,303           (1,673,310)           (64,007)
   Minority interest                                                173,062            173,062
   Consolidated net income                                                             109,055



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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Operating revenue decreased $7.2 million (23.9%) in the quarter ended September 2002 as compared to the same period in 2001. The decrease was due to the decreased membership for the Plan and a resultant decrease in premium revenue. Commercial member months decreased by 36.2% during the quarter ended
September 2002 as compared to the quarter ended September 2001, while the Average commercial premium rates increased by 10.0% during the same period. Premium revenue decreased $7.8 million, or 29.8% from the third quarter 2002 compared to the third quarter 2001. This has been the result of a sharp decrease in the membership that is covered by the Plan.

Operating expenses decreased $7.7 million (26.3%) in the quarter ended September 2002 compared to the same period in 2001. The decrease during this period was primarily due to reduced medical expenses of $6.7 million as a result of decrease in the Plan membership. Medical claims expenses have increased 11.9% on a per member per month basis during the three months ended September 2002 as compared to the three months ended September 2001. This is due to both increased utilization of healthcare services and increased healthcare unit costs. The remaining $1.0 million decrease in operating expenses is largely a result of cost savings from payroll and administrative expenses due to employee reductions as the Company transitions away from the insured health care business.

Other expense increased by $395,307 in the quarter ended September 2002 compared to the same period in 2001. The increase during this period was primarily the result of a $1.9 million capital infusion by the Company into the Plan during this quarter and the resulting write-down to the expected net realizable value.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS SEPTEMBER 30, 2001

Operating revenue decreased $21.8 million (23.4%) from 2001 to 2002. This decrease was due to the decreased membership for the Plan and a resultant decrease in premium revenue. Commercial member months decreased by 35.5% in 2002 while the average commercial premium rates increased by 10.0% during the same period. Premium revenue decreased $23.7 million or 29.2%, year to date 2002 versus year to date 2001. This has been the result of a sharp decrease in the membership that is covered by the Plan.

Operating expenses decreased $23.0 million (24.4%) from 2001 to 2002. The decrease during this period was primarily due to reduced medical expenses of $19.9 million as a result of decrease in the Plan membership. Medical claims expenses have increased 13.9% on a per member per month basis during the nine months ended September 2002 as compared to the nine months ended September.

This is due to both increased utilization of healthcare services and increased healthcare unit costs. The remaining $3.1 million decrease in operating expenses is the result of cost savings from payroll and administrative expenses due to employee reductions as the Company transitions away from the insured health care business.

Other expense increased by $494,769 from 2001 to 2002. The increase during this period was primarily the result of a $1.9 million capital infusion by the Company into the Plan during this quarter and the resulting write-down to the expected net realizable value.

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

As indicated on the Company's Condensed Consolidated Statement of Cash Flows at September 30, 2002, the Company had cash and cash equivalents of approximately $5.1 million compared to approximately $3.2 million at December 31, 2001. This represents a temporary increase pending normal disbursement activity. Investment securities consist of U.S. Government Agency asset-backed and mortgage-backed adjustable rate securities that are marketable in the event additional cash is needed.

Following are explanations of significant balance sheet account fluctuations:
The decrease in premium receivable of 92%, or $2,557,778, is primarily due to faster payment from a large customer. The 100% reduction in Provider Settlements Receivable is due to completion of negotiated settlement of these receivables. The decrease in Other Current Assets of 64%, or $1,053,082, is primarily due to the receipt of the Company's expected tax refund and the reduction of pharmacy rebates receivable and claims adjustments as a result of the decrease in Plan membership. The decrease in provider settlements payable of 74%, or $1,054,824, is due to completion of negotiated settlement of these payables. The decrease in unearned premium of 44%, or $712,238, is due to the Plan's 35.5% decrease in membership and timing of receipts.

The Company anticipates that the revenue generated by operations, cash and cash equivalents and investment securities available for sale as of September 30, 2002 will be sufficient to meet its cash requirements throughout 2002.
The expected reduction in the Plan's insured membership is expected to be funded by a corresponding reduction in the Plan's reserve for unpaid claims and claim adjustment expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a result of the decision to exit the insured health care business by December 2003, at December 31, 2001 the Company's 80% ownership in the Plan was written down to the expected net realizable value, which is the Plan's book value. Management believes this measurement of the expected net realizable value is still valid as of September 30, 2002.

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

FORWARD LOOKING STATEMENTS

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


Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable as of September 30, 2002


Item 4      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in rule 13a-14 and 15d-14 adopted under the Securities Exchange Act of 1934 (the "Act")) was carried out under the Supervision and with the participation of the Registrant's Chief Executive Officer, and Chief Financial Officer, within the 90-day period preceding the filing date of this quarterly report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed summarized and reported as required by the Act and rules thereunder on a timely basis.

(b) Changes in Internal Controls: Since the date of the evaluation of the Registrant's disclosure control and procedures referred to above, the Registrant did not make any significant changes in its internal controls or other factors that could significantly affect those controls, including any corrective action with regard to significant deficiencies and material weaknesses.


Part II     Other Information


   Item 1     Legal Proceedings

        In the normal course of business, the Company may encounter claims, assessments, and litigation brought against the Company. If and when these situations arise, the Company assesses the situation and accrues for financial exposure, if appropriate. As of September 30, 2002, the Company is not aware of any such material situations.


   Item 5     Other Information

        The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on September 30, 2002, was 538 shares and 40,600 shares, respectively.

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


   Item 6     Exhibits and Reports on Form 8-K

(a) Exhibits

            None

        (b) Reports on Form 8-K

            None were filed during quarter ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE HEALTH NETWORK, INC.

Date:	November 14, 2002

	By:		/ s /Kenneth A. Hamm
         -----------------------------
	Kenneth A. Hamm
	Sr. Vice President of Finance
	(Principal Financial and Accounting Officer
	and Duly Authorized Officer)


CERTIFICATIONS


  The undersigned certify, pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that to my knowledge this Report on Form 10-Q for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and the results of operations of First Choice Health Network, Inc. and Subsidiary.


               / s /Gary Gannaway
           -----------------------------
            Gary Gannaway,
            President and Chief Executive Officer
            November 14, 2002


  The undersigned certify, pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that to my knowledge this Report on Form 10-Q for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and the results of operations of First Choice Health Network, Inc. and Subsidiary.


               / s /Kenneth A. Hamm
           -----------------------------
            Kenneth A. Hamm,
            Senior Vice President and Chief Financial Officer
            November 14, 2002

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Kenneth A. Hamm, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certify that:

(1) I have reviewed this quarterly report on Form 10-Q of First Choice Health Network, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedure as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect t he registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this Quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


       / s /Kenneth A. Hamm
           -----------------------------
            Kenneth A. Hamm,
            Senior Vice President and Chief Financial Officer
            November 14, 2002
                                     16

I, Gary Gannaway, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certify that:

(1) I have reviewed this quarterly report on Form 10-Q of First Choice Health Network, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(e) evaluated the effectiveness of the registrant's disclosure controls and procedure as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect t he registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this Quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


       / s /Gary Gannaway
           -----------------------------
            Gary Gannaway,
            President and Chief Executive Officer
            November 14 2002
                                     17