Form 10-K
period 2002-12-31
FIRST CHOICE HEALTH NETWORK INC
filed 2003-03-31
CIK 922622

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549



                              FORM 10 - K


         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2002
                                  OR


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



                                (206) 292-8255
               (Registrant telephone number, including area code)

     Securities registered pursuant to Section 12 (b) of the Act: None


         Securities registered under Section 12 (g) of the Act:
             Class A Common Stock, par value $1.00 per share


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ___X__             No   ______


Indicate by check mark whether the registrant is an accelerated filer (as Defined in Rule 12-b of the Act).

Yes   _____             No   __X___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [    ]


There is no trading market for the Registrants common equity (Class A Common Stock, $1.00 par value and Class B Common Stock, $1.00 par value) and, accordingly, the market value of the stock held by non-affiliates of the Registrant based on bid and asked prices cannot be determined.


The aggregate number of Registrant's shares outstanding on December 31, 2002 was 539 shares of Class A Common Stock, and 40,600 shares of Class B Common Stock, $1.00 par value, respectively.





Documents incorporated by reference:

None

PART  I
      ITEM 1      BUSINESS                                             4

      ITEM 2      PROPERTIES                                           6

      ITEM 3      LEGAL PROCEEDINGS                                    7

      ITEM 4      SUBMISSION OF MATTERS
                  TO A VOTE OF SECURITY HOLDERS                        7

PART  II

      ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                          7

      ITEM 6      SELECTED FINANCIAL DATA                              7

      ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                           8

      ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                         11

      ITEM 8      FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                  12

      ITEM 9      CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                33

PART  III

      ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                      33

      ITEM 11     EXECUTIVE COMPENSATION                              41

      ITEM 12     SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS                     42

      ITEM 13     CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                        44

      ITEM 14     CONTROLS AND PROCEDURES                             45


PART  IV


      ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K                             46

                  SIGNATURES                                          47

PART  I

ITEM 1.  BUSINESS

Company Overview

First Choice Health Network, Incorporated ("the Company") is a physician and hospital owned company offering preferred provider organization ("PPO") and insured health plan products through a subsidiary, First Choice Health Plan, Incorporated ("the Plan"). See Note 6 to the Company's financial statements appearing elsewhere in this report for revenue and other financial data regarding the Company's two business segments.

The Company was organized under the laws of the State of Washington in 1984 and is owned by 538 physicians all of whom own Class A common stock, seven hospital systems who own Class B common stock and four additional hospital participants. The Company's web address is www.fchn.com.

PPO Business Segment

The Company's principal business since inception has been the development and operation of a preferred provider network ("PPO") of hospitals, physicians and ancillary service providers. Currently, the PPO has approximately 18,500 professional providers and 110 hospitals serving over 1.1 million employees and dependents through contracts with 125 payors including insurers, third party administrators ("TPAs"), union trusts and employers. PPO product offerings include medical and utilization management services for certain PPO clients and various specialty network services including a complementary and alternative medicine PPO and Employee Assistance Program (EAP) product and network services, both of which were new PPO product offerings in 2002. The geographic focus of the Company's PPO offerings is Washington State but includes healthcare providers in Alaska, Montana and Idaho to serve employees and dependents in these areas.

Revenue from PPO network services including utilization management services takes the form of monthly access fees from participating payors and fees from payers based on a percentage of the savings generated by PPO provider contracts. In addition participating hospitals pay fees based on PPO claims volumes in those hospitals.

Insured Health Plan Business Segment

In 1995 the Company formed a wholly owned subsidiary, First Choice Health Plan, Incorporated ("the Plan") to operate as a licensed Health Care Services Contractor under Washington State Law, to offer insured managed care, point-of-service and PPO products to Washington customers. In 1997, the Plan was merged with two other Washington insurance programs, Health First Partners, and Health Washington growing to a total of over 70,000 insured members in 2000. See Note 2 to the Company's financial statements appearing elsewhere in this report for discussion of how the Company arrived at its current 80% ownership interest in the Plan.

In late 1998 the U.S. Health Care Financing Administration (now the Centers for Medicare and Medicaid Services "CMS") approved the Plan's application to offer a Medicare Plus Choice product called SeniorsFirst. The product was offered in 1999 and through calendar year 2000, growing to 2,973 members by year end 2000 at which time the Plan ceased offering this product, withdrawing completely from its contractual arrangement with HCFA. The Company still offers a Medicare Select product to seniors that has approximately 800 members.

In the spring of 2002, the Plan announced that it would undertake an orderly exit from its commercial insurance product offerings. Its decision was based on three factors: First, ongoing operating losses; second, a decrease in global capitation contract (contracts in which providers assume risk for claims) relationships with providers that resulted in higher capital requirements under risk-based capital standards; and three, rapid increases in claims costs that led to associated increases in risk-based capital requirements.
                                     4

As a result of the Plan's actions, its membership has decreased to 27,927 members as of December 31,2002 down from 47,956 as of December 31, 2001. This exit will be complete by December 31, 2003 based on the non-renewal of all remaining commercial business during 2003.

As the Plan ceases to offer its commercial insurance products, a new business strategy of offering benefits administration services to self-funded employers is being implemented. This strategy allows the Plan to take advantage of its extensive technological and staff capabilities for health benefits administration that were developed for the commercial insurance business. Development of this TPA business will help to mitigate some of the administrative costs of exiting the commercial insurance business by utilizing current infrastructure. With certain well defined exceptions, these self-funded benefits administration services will not be offered to potential clients that currently obtain such services from benefit administrators that access the Company's PPO products.

PPO Business Segment Products

Products currently offered within the PPO business segment include:

(1) Access to the PPO or to subsets of the PPO (e.g. Hospital Only access)
(2) Medical management services including utilization management services (pre-certification, concurrent review, gap analysis, etc.), catastrophic case management, disease management, consumer decision support tools, etc.
(3) Employee Assistance Program provider network and services.
(4) Complementary and alternative medicine provider network.

Plan Business Segment Products

Products currently provided within the Plan business segment include:

(1) Managed care, point-of-service and PPO insurance products for commercial clients.
(2) Such products offered to large cases (50 and over lives).
(3) Such products offered to small cases (under 50 lives).
(4) Products designed for Associations including the Costco
Executive Business Member Health Plan and a product offering to the Employees Health Purchasing Cooperative.
(5) A Medicare Select supplement product for seniors.

Marketing and Sales

PPO products are marketed to payers including insurers, third party administrators, union trusts, and employers through an internal sales force that also works closely with the broker and consultant community.

Plan products were also marketed through an internal sales force.
In addition, a telemarketing team marketed the Costco Executive Business Member programs. Independent insurance agents and brokers working with the Plan are compensated pursuant to commission arrangements. All new sales activities have ceased.

TPA products will be marketed through an internal sales force.

Major Customers

The Plan's largest remaining customer is the Boeing Company accounting for approximately 38% of premium revenue in 2002 and 24% of premium revenue in 2001. Boeing will cease being a customer in 2003 with approximately two-thirds of this membership ending coverage on June 30, 2003 and the balance ending coverage as of December 31, 2003.

Competition

The PPO and Plan operate in a highly competitive market. The PPO network competes with other managed health care companies primarily in terms of provider contract reimbursement competitiveness, credentialing quality, accuracy and timeliness of provider maintenance, claim repricing, utilization management and other services provided to payer clients as well as the price of accessing the PPO. Plan products compete on price, plan design and service.

The PPO offers excellent provider contract and service value to payer clients compared to other independent PPO networks in Washington and the Northwest as shown by the Company's market position as the largest independent PPO in Washington. The PPO product also competes well against the PPO networks of the two dominant regional insurers in the Northwest.

The Plan has competed against a shrinking number of insurers offering insured products in Washington.

The TPA will compete with numerous other insurance carriers and TPAs operating in Washington, many of which are significantly larger and have greater financial resources than the Company. Competition for TPA clients is based primarily on price and operational performance.

Government Regulation

The PPO and the Plan are subject to significant regulation. The Plan is regulated by the Washington Office of the Insurance Commissioner (OIC) and must meet stringent standards of market conduct, capital sufficiency, provider network adequacy and patient rights among other matters. The Plan and the PPO are subject to standards regarding privacy and maintenance and transmission of health information established under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The planned offerings to self-funded clients and other current offerings are subject to ERISA and Department of Labor standards and requirements. The Plan's Medicare Select product is subject to OIC standards and to the requirements of the CMS. The Company has spent significant funds to assure compliance with these numerous standards and requirements and believes that it is well prepared to meet all HIPAA and other regulatory compliance requirements.

The Sarbanes-Oxley Act of 2002 and related rulemaking by the SEC, which effect sweeping corporate disclosure and financial reporting reform, generally require public companies to focus on their disclosure controls and procedures. As a result, public companies such as FCHN now must have disclosure controls and procedures in place and make certain disclosures about them in their periodic SEC reports (i.e., Forms 10-K and 10-Q) and their chief executive and chief financial officers must certify in these filings that they are responsible for developing and evaluating disclosure controls and procedures and disclose the results of an evaluation conducted by them within the 90-day period preceding the filing of the relevant report, among other things.

Employees

As of December 31, 2002, the company had 146 employees. None of the Company's employees are unionized or subject to collective bargaining agreement.
Company management believes that its relationship with its employees is good.


Item 2.     PROPERTIES

The Company leases and occupies two offices in Seattle, Washington. Both leases expire in the Summer of 2003. The Company has entered into a new five-year office lease agreement effective June 2003 that will allow the Company to consolidate its operations at one office at a substantial reduction in lease costs compared to current costs. The new facility is also located in Seattle, Washington.

ITEM  3.     LEGAL PROCEEDINGS

In the normal course of business, the Company may encounter claims, assessments, and litigation brought against the Company. If and when these situations arise, the Company assesses the situation and accrues for financial exposure, if appropriate. As of December 31, 2002, the Company is not aware of any such material situations.


ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In June 2002, the Company held its annual meeting at which shareholders were asked to elect directors for those director positions whose terms were expiring in 2002 and as provided in the Company's bylaws.

The following directors were elected at the meeting:

Gerald A. Cufley, M.D., Paul M. Elliott, Phillip J. Hass,
Scott F. Knonlund, M.D., and Greg Van Pelt

In addition, the following directors continued in office following the meeting:

Kenneth D. Graham, William F. Johnston, M.D., Garman E. Lutz,
William J. MacDonald, M.D., Barbara L. Mitchell, Richard A. McGee, M.D., Richard H. Peterson, Paul G. Ramsey, M.D., Richard E. Rust, M.D.,
Clyde D. Walker, William R. Stubbs, M.D., M.B.A and Diane E. Cecchettini, R.N.



PART II


ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for any of the Company's equity securities.

As of December 31, 2002, there were 538 holders of the Company's Class A Common Stock, seven holders of the Company's Class B Common Stock, three Hospital Participants and a hospital holder of a redeemable equity participation.

Holders of each class of Common Stock are entitled to share ratably on a share-for-share basis with respect to any dividends on such class of Common Stock, when, as and if declared by the Board of Directors out of funds legally available. Pursuant to the Company's contracts with the Hospital Participants, if the Company pays any dividends or other distributions with respect to the Class B Common Stock, it must make an equivalent distribution to the Hospital Participants. The Company does not currently anticipate paying cash dividends on its capital stock.


ITEM  6.     SELECTED FINANCIAL DATA

                                   2002         2001         2000         1999         1998
                              ------------  ------------  -----------  -----------  -----------
Operating revenue             $ 93,034,185  $122,652,504 $139,144,059  $92,097,975  $56,878,270
Net income(loss)                 1,924,891    (1,407,987)  (1,349,859)   1,660,238      703,551
Net income(loss)
  per common share                   32.88        (24.04)      (23.04)       28.33        12.00
Total assets                    27,092,625    30,415,699   30,412,795   30,667,873   20,712,398
Total liabilities               12,159,483    17,847,673   17,837,813   16,394,980    8,868,805
Redeemable equity participation  2,385,443     1,991,850    1,617,000    1,260,000            -
Total Equity                    11,325,169     9,338,690   10,784,920   12,148,644   10,523,508

ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

OVERVIEW


The Company's PPO product segment saw significant improvements in financial performance in 2002 with a 2002 segment profit of $3,563,492 versus a $1,124,794 segment profit in 2001. This improvement was the result of continuing pricing actions and technologically driven operational efficiency gains among other factors. The financial performance of the Plan product segment improved somewhat in 2002 moving from a loss in 2001 of ($2,705,843) to a loss in 2002 of ($2,042,728). The key factor in these Plan losses was a continuing underwriting loss associated with catastrophic cases below reinsurance attachment points as the Plan pursued an orderly exit from its commercial insurance business lines. Administrative expenses for the Plan have been well controlled as premium revenues have rapidly declined. Consolidated net income was $1,924,890 in 2002 versus consolidated net losses of ($1,407,987) in 2001 and ($1,349,859) in 2000.

Financial results for 2002 showed a significant improvement in the Company's financial condition. Shareholders' equity increased by $1,986,479 from $9,338,690 in 2001 to $11,325,169 in 2002. The Company's current ratio improved from 1.40 in 2001 to 1.84 at year end 2002. The Plan's provider settlement receivables were reduced from $658,699 in 2001 to zero at year-end
2002.   The Company has no debt and management believes that the Plan's claims liabilities have been conservatively stated at year end 2002.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEARS ENDED DECEMBER 31, 2001 AND 2000

Operating revenue decreased $29.6 million (24.1%) from 2001 to 2002 and decreased $16.5 million (11.9%) from 2000 to 2001. The decrease in 2002 primarily resulted from the Company's orderly exit from the Plan's commercial insurance business and the resultant $31.9 million decrease in premium revenue. The decrease in 2001 was primarily due to the discontinuance of the SeniorsFirst Medicare Risk product (approximately $19.1 million). Network Access fees increased $.4 million (5.2%) from 2001 to 2002 and $.8 million (10.3%) from 2000 to 2001. The increases are primarily due to higher contractual rates. Hospital administrative fees increased $1.8 million (24.2%) from 2001 to 2002 and $1.0 million (14.7%) from 2000 to 2001. The increases are primarily due to a higher volume of services provided by the hospitals and billed charge inflation at hospitals with administrative fees based on charges.

Operating expenses decreased $33.0 million (26.7%) from 2001 to 2002 and $19.5 million (13.6%)from 2000 to 2001. The decrease in 2002 primarily resulted from reduced medical expenses ($29.1 million) attributable to the Company's planned exit from the health insurance market. The decrease in 2001 was primarily due to reduced medical expenses as a result of the discontinuance of the SeniorsFirst Medicare Risk product(approximately $16.8 million). Payroll and related expenses decreased $2.0 million (16.2%) from 2001 to 2002 and remained constant in 2001 compared to 2000. The decrease resulted from a planned reduction in the workforce (18.9%) during 2002 that coincided with the implementation of the Company's orderly exit from the health insurance market. Selling, general and administrative costs decreased $0.8 million (7.2%) from 2001 to 2002 and $0.7 million (5.9%) from 2000 to 2001. The decreases noted in 2002 and 2001 resulted from a reduction in Plan membership and the discontinuance of the SeniorsFirst program and the ongoing exit from the health insurance market.

Write-down of investment and other expense in both 2002 and 2001 represent the Company's write-down of its investment in the Plan to the Plan's estimated net realizable value. The write-down in 2002 was triggered by an additional $1,918,000 capital infusion from the Company to the Plan. The 2002 write-down represents 20% of this investment, representing the ownership interest of the Plan's minority interest shareholders.

Amortization

Amortization expense decreased $1.08 million (100%) from 2001 to 2002 and $93,000 (7.9%) from 2000 to 2001. The decrease was due to the intangible asset related to the 1998 Sound Health acquisition becoming fully amortized in November 2001. Therefore, there was no such amortization in 2002.

Related Party Transactions

The Company's related party transactions consist of three components. One component is the premium revenue that is received from the Company's owner hospitals for their employee groups that are members of the Plan. The second component is the Company's payment to the owner hospitals in the form of claims payments for medical services rendered to any member of the Plan.
These two components are independent of each other and have no relationship for analytical purposes. A third component, hospital administrative fees from owner hospitals, is unrelated to the other components.

Inflation

Health care costs in the United States have increased more rapidly than the national consumer price index in recent years, and that trend is expected to continue.

The Company's operating results have not been significantly affected by general inflation, and the Company does not anticipate that inflation will have a significant impact on its operating results in the near term. However, inflation in healthcare costs does directly impact the Plan's operation as most commercial groups have only annual rate adjustments. The Plan attempts to mitigate this through a premium rating trend that exceeds the healthcare trend. Due largely to unexpected high cost trends, the Plan has been significantly unsuccessful in improving its underwriting results. Costs are managed through discounted contractual arrangements and medical management activities. The Plan is winding down its commercial insurance business and will have exited this business by December 31, 2003.

Market Risk

The Company offers its PPO and Plan products in a highly competitive environment. The Company has numerous competitors, including for-profit and not-for-profit HMOs, TPAs, preferred provider organizations ("PPOs"), and indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than the Company. The Company's ability to retain existing PPO clients and attract new clients is largely dependent on its ability to offer competitive provider contract value and maintain a network of high quality, efficient, fully credentialed providers who agree to accept competitive reimbursement rates.

As the Plan's business model shifted from capitated contracts to fee for service contract arrangements over the past 3 years, management and the Board of Directors have reevaluated the strategic importance of the Plan. As a result, the Plan's existing commercial insured business will be wound down in an orderly manner with a complete exit of the commercial insured business by December 2003. The resulting reduction in membership may subject the Plan to various risks including adverse selection, claim volatility and administrative costs that may result in losses. This decision to exit the insured business required the Company to evaluate the carrying value of its investment in the Plan and resulted in the write-down noted under Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1984, the Company has financed its operations from equity investments from over 870 physicians, from the seven hospitals constituting the Company's Class B shareholders, non-equity capital contributions from four additional hospitals pursuant to their respective participation agreements, and funds from operations.

The Company's cash flow consists of operating, investing and financing cash flows. Operating cash flow is generated by operating income, depreciation and fluctuations in various balance sheet accounts. The Company anticipates the negative operating cash flow resulting from the Plan wind-down and resultant reduction in the reserve for unpaid claims and claim adjustment expense will be offset by operating income and depreciation. In the event of ongoing negative operating cash flow, the Company's investment portfolio of marketable securities is available to meet liquidity needs. The Company does not anticipate significant financing activities in 2003.

At December 31, 2002, the Company had cash and cash equivalents of approximately $2.8 million as compared to approximately $3.0 million at December 31, 2001. This decrease in cash is offset by a $.5 million increase in investment securities available for sale. Investment securities consist of U.S. Government Agency asset-backed and mortgage-backed adjustable rate securities that are marketable in the event additional cash is needed.

Following are explanations of significant balance sheet account fluctuations:
The 100% reduction in Provider settlements receivable is due to completion of negotiated settlements of these receivables. There were no such contracts in 2002. The decrease in Other current assets of 84%, or $1.3 million is primarily due to the receipt of the Company's expected tax refund and a $.7 million reduction of healthcare receivables as a result of the decrease in Plan membership and collection of outstanding receivables. The reserve for unpaid claims and claims adjustment expenses (IBNR) decreased 27%, or $3.2 million during 2002. Unearned premiums decreased 53%, or $.9 million from 2001 to 2002. Provider settlements payable decreased 84%, or $1.2 million during the current year due to the settlement of those liabilities. The decrease noted in IBNR and unearned premiums is primarily attributed to a 42% decline in Plan membership.

On December 20, 1999, the Company executed an agreement with University of Washington Academic Medical Center (UWMC) to become a participant in the administration, operations and any incentives bestowed upon any shareholders in the Company effective January 1, 2000. UWMC paid $1,260,000 of the affiliation fee upon execution of the Agreement with the remaining $1,260,000 to be paid in three equal payments of $420,000 due annually for three years plus interest at five percent(5%).

UWMC is not a shareholder or member of the Company. UWMC will participate in any incentive or reward program established by the Company as if UWMC owned 5,800 shares of class B common stock. Dividends, distributions, and liquidation of the Company are also determined as if UWMC owned 5,800 shares of class B stock.

If the Company performs certain actions that substantially change the organization, the Company discontinues the health care facility services contract with UWMC, or if total managed care enrollment falls below 500,000 member months, then UWMC can withdraw from the agreement, but no refunds are given. If the Company merges, is sold, or if the Company takes a material action that proves detrimental to UWMC, then UWMC may redeem its interest for the equivalent of the fair value of 5,800 shares of class B stock, less any amounts still owed by UWMC. The UWMC ownership interest is classified as redeemable equity participation.

Throughout 1999 and early 2000, the Plan contracted with Cascade Medical
Group (Cascade) for capitated health care services. The Plan did not have insurance risk for the covered individuals to the extent that Cascade continued to pay the Plan for claims paid on its behalf. In March of 2000, Cascade management dissolved the organization. The dissolution of Cascade did not affect the Company's financial position or results of operations in 1999 because the Plan had a payable to Cascade as of December 31, 1999. The ultimate financial impact of this event approximated $970,000, which was recorded as medical expenses during 2000.

During 2001 and 2000 several other provider organizations experienced financial difficulties. As a result of this, the Plan recorded additional medical expense of approximately $2.0 million and $4.4 million in 2001 and 2000, respectively. These amounts represent write-offs of provider settlement receivables and reserves for unpaid claims for estimated claim run out liabilities.

As a result of these additional medical expenses, the Plan received approximately $4.2 million in capital infusions from the Company in 2000 and an additional $775,000 in 2001. Due to higher healthcare costs than expected in 2002, the Company made a capital contribution of $1,918,000 into the Plan.
This amount represents an estimate of the contractually required capital contribution for 2002.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a result of the decision to exit the insured health care business by December 31, 2003, the Company's 80% ownership in the Plan was written down at December 31, 2001 to the expected net realizable value, which is the Plan's book value. Management believes this measurement of the expected net realizable value is still valid as of December 31, 2002.

The reserve for unpaid claims and claims adjustment expenses represents reported and unreported claims which have been incurred but have not been paid at the date of the financial statements. The reserve for unreported claims is determined actuarially using prior experience and the nature of current health insurance contracts and volume. Included in the liability is an estimate of the future expenses necessary to settle claims. Due to the uncertainties inherent in the estimation process, actual costs may differ from the estimated amounts in the near term, and these differences may be significant. As a result of the decreasing membership in the Plan, management has increased the level of conservatism in the estimate due to increased risk associated with potential claim volatility resulting from a lower membership base.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as of December 31, 2002.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 13

Consolidated Balance Sheets as of December 31, 2002 and 2001 . . . . . . 15

Consolidated Statements of Income
      for the years ended December 31, 2002, 2001, and 2000. . . . . . . 17

Consolidated Statements of Shareholders' Equity
      for the years ended December 31, 2002, 2001, and 2000. . . . . . . 18

Consolidated Statements of Cash Flows
      for the years ended December 31, 2002, 2001, and 2000. . . . . . . 19

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 21

                         INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
First Choice Health Network, Inc.


We have audited the accompanying consolidated balance sheet of First Choice Health Network, Inc., as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the First Choice Health Network, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Financial Statements of First Choice Health Network, Inc. for the year ended December 31, 2000 were audited by other auditors, whose report dated
March 30, 2001 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Choice Health Network, Inc., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Moss Adams LLP
January 29, 2003
Everett, Washington

INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
First Choice Health Network, Inc.


We have audited the consolidated balance sheet of First Choice Health Network Inc. and subsidiary (the Company) as of December 31, 2000 (not presented herein) and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP
March 30, 2001
Seattle, Washington

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 and 2001


ASSETS                                                                 2002          2001
CURRENT ASSETS:
Cash and cash equivalents                                          $ 2,825,460   $ 2,987,101
Investment securities available for sale                            13,807,155    13,348,948
Service fees receivable, net of allowance for doubtful accounts
  of $131,840 and $420,497                                           1,400,693     1,730,763
Service fees and premiums receivable from related parties              506,340       384,274
Premiums receivable, net of allowance for doubtful accounts
 of $77,778 and $130,505                                             2,637,797     2,806,117
Provider settlements receivable - unrelated parties                          -       476,929
Provider settlements receivable - related parties                            -       181,770
Prepaid expenses                                                       518,900       777,401
Deferred tax assets (Note 4)                                           340,467       572,571
Other current assets                                                   244,576     1,506,701
                                                                  ------------   -----------
                        Total current assets                        22,281,388    24,772,575

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              4,698,123     4,466,461
Computer software                                                    1,290,729     1,187,970
                                                                  ------------   -----------
                                                                     5,988,852     5,654,431
Less accumulated depreciation and amortization                      (4,534,736)   (3,451,422)
                                                                  ------------   -----------
Furniture, equipment, and computer software, net                     1,454,116     2,203,009

DEFERRED TAX ASSETS (Note 4)                                           945,214     1,363,347

OTHER ASSETS:
Restricted indemnity investments                                     2,074,507     2,049,242
Investment in Assured Health                                           337,400             -
Goodwill, net of accumulated amortization of  $247,734                       -        27,526
in 2001 (Note 1)                                                  ------------   -----------
            Total other assets                                       2,411,907     2,076,768
                                                                  ------------   -----------
TOTAL                                                              $27,092,625   $30,415,699
                                                                  ============   ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 and 2001


LIABILITIES AND SHAREHOLDERS' EQUITY                                     2002        2001
CURRENT LIABILITIES:
Accounts payable                                                   $  487,291    $   451,771
Accrued expenses                                                    2,046,049      1,833,074
Reserve for unpaid claims and claims adjustment expenses            8,637,313     11,815,058
Provider settlements payable - unrelated parties                      225,630      1,416,068
Unearned premiums                                                     763,200      1,633,532
Current portion of note payable                                             -        331,791
                                                                  -----------    -----------
            Total current liabilities                              12,159,483     17,481,294

NOTE PAYABLE (Note 10)                                                      -        366,379

MINORITY INTEREST                                                   1,222,530      1,237,486

REDEEMABLE EQUITY PARTICIPATION                                     2,385,443      1,991,850

COMMITMENTS (Note 5)

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 538 and 539 shares                              538            539
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                40,600         40,600
Additional paid-in capital                                          4,306,221      4,306,581
Paid-in capital from affiliates                                     1,472,108      1,472,108
Retained earnings                                                   5,452,362      3,527,471
Accumulated other comprehensive income (loss), net of tax              53,340         (8,609)
                                                                  -----------    -----------
            Total shareholders' equity                             11,325,169      9,338,690
                                                                  -----------    -----------

TOTAL                                                             $27,092,625    $30,415,699
                                                                  ===========    ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                                      2002          2001          2000
OPERATING REVENUE:
Premium revenue                                $ 72,756,358  $ 95,551,521  $ 90,054,697
Premium revenue, related parties                  1,403,361    10,532,868    15,162,019
Medicare revenue                                          -             -    19,060,419
Network access fees                               9,092,039     8,636,915     7,832,119
Hospital administrative fees                      5,067,915     4,628,533     4,532,068
Hospital administrative fees, related parties     4,523,692     3,094,633     2,201,602
Other                                               190,820       208,034       301,135
                                               ------------  ------------  ------------
            Total operating revenue              93,034,185   122,652,504   139,144,059

OPERATING EXPENSES:
Medical expenses                                 51,381,444    66,416,394    70,544,946
Medical expenses, related parties                18,434,620    32,534,341    47,089,964
Payroll and related expenses                     10,288,719    12,281,740    12,244,679
Selling, general, and administrative expenses    10,669,098    11,466,664    12,190,024
Amortization expense                                      -     1,081,251     1,174,512
                                               ------------  ------------  ------------
            Total operating expenses             90,773,881   123,780,390   143,244,125
                                               ------------  ------------  ------------
            Operating income(loss)                2,260,304    (1,127,886)  (4,100,066)

OTHER INCOME (EXPENSE):
Interest and dividends                              655,153       826,822       780,904
Write-down of investment and other                 (380,166)   (1,237,486)            -
                                               ------------  ------------  ------------
            Total other income (expense), net       274,987      (410,664)      780,904
                                               ------------  ------------  ------------
            Income (loss) before federal
               income taxes and minority
               interest                           2,535,291    (1,538,550)   (3,319,162)

FEDERAL INCOME TAX EXPENSE (BENEFIT)              1,014,526        42,499    (1,278,116)
                                               ------------  ------------  ------------
                                                  1,520,765   ( 1,581,049)   (2,041,046)

MINORITY INTEREST, net of tax                       404,126       173,062       691,187
                                               ------------  ------------  ------------
NET INCOME (LOSS)                              $  1,924,891  $ (1,407,987) $ (1,349,859)
                                               ============  ============  ============
NET INCOME (LOSS) PER COMMON SHARE             $      32.88  $     (24.04) $     (23.04)
                                               ============  ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING                  58,538        58,565        58,579
                                               ============  ============  ============

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                      Common stock
                                                                                                 Accumulated
                                   Class A       Class B   Additional       Paid-in                 Other          Total
                                                            paid-in      capital from  Retained Comprehensive  Shareholders'
                                 Shares  Amt  Shares   Amt  capital       affiliates   Earnings Income (Loss)     Equity
BALANCE, January 1, 2000          585   $585  40,600 $40,600 $4,350,034   $1,472,108  $6,285,317               $12,148,644

Repurchase of Class A common
 stock and membership rights      (13)   (13)                   (13,852)                                           (13,865)
Net loss                                                                              (1,349,859)               (1,349,859)
                                 ----   ----  ------  ------  ---------   ----------  ----------  ----------   -----------

BALANCE, December 31, 2000        572    572  40,600  40,600  4,336,182    1,472,108   4,935,458        -0-     10,784,920


Repurchase of Class A common
 stock and membership rights      (33)   (33)                   (29,601)                                           (29,634)

Unrealized loss on investments,
 net of tax                                                                                          (8,609)        (8,609)

Net loss                                                                              (1,407,987)               (1,407,987)
                                 ----   ----  ------  ------  ---------   ----------  ----------  ----------   -----------

BALANCE, December 31, 2001        539    539  40,600  40,600  4,306,581    1,472,108   3,527,471     (8,609)     9,338,690

Repurchase of Class A common
 stock and membership rights        (1)   (1)                      (360)                                              (361)

Unrealized gain on investments,
 net of tax                                                                                          61,949         61,949

Net Income                                                                             1,924,891                 1,924,891
                                 ----   ----  ------  ------  ---------   ----------  ----------  ----------   -----------
                                  538   $538  40,600 $40,600 $4,306,221   $1,472,108  $5,452,362  $  53,340    $11,325,169
Balance, December 31, 2002       ====   ====  ======  ======  =========   ==========  ==========  ==========   ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                                        2002           2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ 1,924,891    $(1,407,987) $(1,349,859)
  Adjustments to reconcile net income (loss)
  to net cash from operating activities:
    Depreciation                                      1,083,314        818,428      621,264
    Amortization                                         27,526      1,081,251    1,174,512
    Deferred income taxes, net                          650,237         42,501   (1,262,279)
    Provision for doubtful accounts                    (341,383)      (298,778)     253,914
    Minority interest                                   (20,526)     1,064,424     (691,187)
    Changes in operating assets and liabilities:
      Service fees receivable                           496,661      1,196,033   (1,565,527)
      Premiums receivable                               221,046        377,861     (309,916)
      Prepaid expenses                                  258,501         62,404     (266,870)
      Other current assets                            1,262,125       (789,742)    (546,377)
      Accounts payable                                   35,520       (226,283)     158,008
      Accrued expenses                                  212,975     (1,463,715)   1,021,784
      Reserve for unpaid claims and claims
          adjustment expenses                        (3,177,745)     1,633,463    6,970,982
      Provider settlements receivable (payable)-
          related organizations                         181,770        850,848     (769,723)
      Provider settlements receivable (payable)-
          unrelated organizations                      (713,509)       257,488   (2,530,799)
      Unearned Premiums                                (870,332)       569,142   (2,040,131)
                                                    -----------   -----------  -------------
  Net cash from operating activities                  1,231,071      3,767,338    1,998,850

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) of investment in Assured Health            (337,400)              -            -
Maturities/(Purchase) of short-term investment                         499,995     (499,995)
(Purchase) of investments available for sale         (8,676,276)   (16,524,646)           -
Maturities/sale of investments available for sale     8,285,056      3,167,089            -
(Purchase) of furniture, equipment, and computer
      software                                         (334,421)      (412,808)  (1,563,753)
(Increase)in restricted indemnity cash                  (24,733)      (250,543)     (51,073)
                                                    -----------   ------------  -------------
  Net cash from investing activities                 (1,087,774)   (13,520,913)  (2,114,821)
                                                    -----------   ------------  -------------
  BALANCE, carried forward                              143,297     (9,753,575)    (115,971)

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLDIATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                                        2002          2001          2000
BALANCE, brought forward                           $   143,297  $ (9,753,575)  $   (115,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Class A common stock and
      membership rights from physicians                   (361)      (29,634)       (13,865)
  Redeemable equity participation                      393,593       374,850        357,000
  Proceeds of note issued                                    -             -      1,000,000
  (Payment) of note payable                           (698,170)     (301,830)    (1,612,004)
                                                    -----------   -----------   ------------
  Net cash from financing activities                  (304,938)       43,386       (268,869)
                                                    -----------   -----------   ------------
NET (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                  (161,641)   (9,710,189)      (384,840)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                  2,987,101    12,697,290     13,082,130
                                                    -----------   -----------   ------------
  End of year                                      $ 2,825,460   $ 2,987,101   $ 12,697,290
                                                    ===========   ===========   ============
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash received (paid) during the year for:
    Federal income taxes                           $   303,633   $         -   $   (430,000)
    Interest                                       $   (32,294)  $   (84,540)  $    (11,800)
                                                    ===========   ===========    ===========



See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 and 2001


NOTE 1:     DESCRIPTION OF BUSINESS AND SUMMARY
            OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: First Choice Health Network, Inc. (the Company) was incorporated under the laws of the state of Washington on September 28, 1984. The Company was formed initially to organize a network of participating physicians and hospitals to serve insurers, third party administrators, union trusts and employers. Subsequently the Company created additional related PPO services including utilization management services. The Company's business is conducted primarily in Washington, with some additional business located in Alaska, Montana and Idaho.

The Company's majority owned subsidiary, First Choice Health Plan, Inc. (the
Plan), is a health care services contractor which was formed on January 31, 1995, to offer fully insured health products in Washington state.

In 2002, the Plan's Board of Directors authorized management to proceed with an orderly exit of the insured health care business by no later than December 31, 2003.

Principles of consolidation:
The consolidated financial statements include the accounts of the Company and the Plan. All significant inter-company amounts have been eliminated in consolidation.

New accounting pronouncements: In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. Under Statement No. 146, management's commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the results Of operations or financial condition of the Company.

In October 2001,FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, Business Combinations, which is effective for business combinations initiated after June 30, 2001. This statement establishes the purchase method as the only acceptable method of accounting for business combinations and eliminates the pooling-of-interest method. The Company did not participate in a business combination in 2001. Also, in October 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes new accounting and reporting standards for goodwill and other intangible assets. Under this statement, goodwill will no longer be amortized, but will be recognized and measured based on its fair value. Pursuant to this statement, the Plan wrote off its remaining goodwill of $27,526 in 2002.

Cash equivalents: The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2002 and 2001, cash and cash equivalents consisted of cash management funds of $2,825,460 and $2,987,101, respectively.

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

Service fees receivable: Service fees receivable consists primarily of outstanding invoices and estimates for administrative fees receivable related to claims incurred on or before the balance sheet date but not reported.
The Company evaluates the reasonableness of administrative fees receivable based on claims reported in subsequent periods. These estimates are subject to the effects of trends in claims. Although considerable variability is inherent in such estimates, management believes that the administrative fees receivable is reasonable. The estimates are continually reviewed and adjusted as necessary in the period new information becomes known.

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

Restricted indemnity investments: Restricted indemnity investments consists of amounts required to be restricted for potential claims from enrollees as required by the Office of the Insurance Commissioner of the State of Washington. The balance consists of short-term treasury funds recorded at fair market value. These Securities are recorded at amortized cost, which approximates fair value.

Goodwill: Goodwill is determined as the difference between the purchase price and fair value of identifiable net assets purchased. Pursuant to SFAS No. 142, the Company wrote off its remaining goodwill of $27,526 in 2002.

Other intangible assets: Intangible assets assumed in the Sound Health PPO network acquisition were trademarks, contracts, and a noncompetition agreement. Intangible assets are amortized using the straight-line method over three years and became fully amortized in 2001.

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

Provider settlement receivable (payable): This liability or asset is the amount due from (to) health care providers in conjunction with capitation arrangements, which is computed by subtracting the claims payments made on behalf of the provider from the capitated amounts contractually allocated to them. The ultimate payout or receipt of these amounts is subject to a settlement process subsequent to the contract year-end. The Company believes the amounts recorded appropriately reflect the settlement amounts.

Unearned premiums: Unearned premiums consist of insurance premiums received prior to fiscal year end for health insurance coverage subsequent to year end.

Operating revenue: Operating revenue consists primarily of premium revenue, Medicare revenue, network access fees, and hospital administrative fees. Premium revenue represents amounts charged for health care services and is recognized as revenue in the period for which enrollees are entitled to medical care. Medicare revenue is paid at a fixed per member per month capitation amount by the Centers for Medicare and Medicaid Services (CMS) based on the the projected medical cost for each Medicare member and is recognized as revenue over the coverage period. The Plan ceased offering the Medicare plan effective January 1, 2001. Network access fees are recognized as earned during the period of coverage and are recorded at contractual rates. Hospital administrative fees are recognized as earned in the period hospital claims are incurred by a subscriber and are recorded at a contractual percentage of the claims.

For the years ended December 31, 2002, 2001 and 2000, 38%, 24% and 22% respectively, of the premium revenue is related to one subscriber group. Premiums receivables, as of December 31, 2002, 2001 and 2000 from that group represented 88%, 74% and 53%, respectively.

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

Valuation of long-lived assets: Using its best estimates, based on reasonable and supportable assumptions and projections, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances have indicated that the carrying amounts of its assets might not be recoverable. At December 31, 2002 and 2001, no write-downs were required.

Write-down of investment in Plan: As a result of the decision to exit the insured health care business by December 2003, the Company's 80% ownership interest in the Plan was written down to the expected net realizable value which is the Plan's book value at December 31, 2001. The write-down of $1,237,486 is included in Other Expense. A further write-down of $383,600 was recorded in 2002 representing 20% of the 2002 capital contribution to the Plan.

Earnings per share: Net income per common share (Class A and B) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 41,138, 41,139 and 41,172 common shares and 17,400 shares applicable to affiliate common share equivalents (Note 2) in 2002, 2001 and 2000, respectively. Shares issued and reacquired during each period were weighted for the portion of the period that they were outstanding. There are no dilutive securities.

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

Reclassifications: Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

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

Transfer of stock: Shareholders may only transfer their stock in the Company to the Company for repurchase. The repurchase price is established by the Board of Directors each fiscal year as set forth in the bylaws. Class A shares were repurchased at $752, $898 and $1,067 per share during 2002, 2001 and 2000, respectively.

Dividends: The Board of Directors may declare and pay dividends on one or more classes of common stock at such times and in such amounts as it designates, but in no event may dividends be paid while there is an outstanding obligation to repurchase shares. Dividends are allocated among shareholders of each class of stock according to the number of shares outstanding to each Class A or Class B shareholder. Any dividends paid to the Class B shareholders must be shared with the non-shareholders that have rights equivalent to those of the other shareholders.

Liquidation rights: Upon liquidation or dissolution, the Board of Directors, at its discretion, will allocate the value of assets among the classes of its outstanding stock in proportion to the capital contributions of shareholders of each class. For these purposes, the contributions by the non-shareholder district hospitals that have rights equivalent to those of the Class B shareholders and the membership fees paid by Class A shareholders are considered capital contributions. The allocation to Class A shareholders will be shared among all Class A shareholders in accordance with the number of shares outstanding to each Class A shareholder. The allocation of the Class B shareholders must be shared with the non-shareholder hospitals that have rights equivalent to those of Class B shareholders.

Paid-in capital from affiliates: District hospitals are not shareholders of the Company, but have contractual agreements with the Company that provide for certain rights and obligations equivalent, but not identical, to those of Class B shareholders, including liquidation and dividend rights. The capital contributions of the non-shareholders are recorded as paid-in capital from affiliates. These contractual agreements are considered to be common share equivalents for purposes of calculating net income per common share.

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

UWMC agreed to pay a fee of $2,520,000, $1,260,000 payable upon execution of the agreement and the remaining $1,260,000 payable in three equal annual payments of $420,000 consisting of principal and interest at 5%. The final payment will be adjusted for any outstanding principal and interest.

UWMC did not become a shareholder or a member of the Company. UWMC will participate in any incentive or reward program established by the Company as if UWMC owned 5,800 shares of Class B common stock. Dividends, distributions, and liquidation of the Company are also determined as if UWMC owned 5,800 shares of Class B common stock.

If the Company performs certain activities that substantially change the organization, the Company discontinues the health care facility services contract with UWMC, or if total managed care enrollment falls below 500,000 member months, then UWMC can withdraw from the agreement, but no refunds will be given. If the Company merges, is sold, or if the Company takes a material action that proves detrimental to UWMC, then UWMC may redeem its interest for the equivalent of the fair value of 5,800 Class B common shares of Company stock, less any amounts still owed by UWMC. Since redemption, under certain terms, is outside the control of the Company, the amounts received are recorded as a redeemable equity participation.

NOTE 4:     FEDERAL INCOME TAXES

Federal income taxes consist of the following components:

                                                         2002          2001         2000
Current                                             $   364,289   $         (2) $   (15,837)
Deferred                                                650,237         42,501   (1,262,279)
                                                    ------------  ------------  -----------
                                                    $ 1,014,526   $     42,499  $(1,278,116)
                                                    ============  ============  ===========

Federal income taxes differ from the amount computed by applying the expected U.S. corporate income tax rate to income before federal income taxes for the years ended December 31 as follows:

<CAPITION>
                                      2002                   2001                  2000
                                 Amount    Percent      Amount   Percent      Amount    Percent
Computed expected tax rate    $ 861,999    34.0     $(523,107)  (34.0)   $(1,128,515)   (34.0)
Tax effect of permanent differences:
  Write-down of investment
         in subsidiary           130,424    5.1        420,745    27.4
  Change in valuation allowance                                               (16,727)   (0.5)
  Adjustment to return filed                                                  (26,119)   (0.8)
  Other                           22,103     .9        144,861     9.4       (106,755)   (3.2)
                             -----------   -----     ----------   ----     -----------   -----
                              $1,014,526   40.0      $  42,499     2.8    $(1,278,116)  (38.5)
                             ===========   =====     ==========   ====     ===========   =====

The deferred tax assets and liabilities resulting from the tax effects of temporary differences at December 31 are presented below:

                                                        2002          2001
Deferred tax assets:
  Net operating losses                              $2,216,807    $2,679,716
  Reduction of shareholders' equity                    213,724       213,724
  Allowance for doubtful accounts                       80,441       187,341
  Unearned premium                                      51,898       111,080
  Amortization                                         731,490       686,714
  Vacation                                             127,714       123,959
  Other                                                 80,414       150,191
                                                    ----------    ----------

  Gross deferred tax assets                          3,502,488     4,152,725
  Valuation allowance                               (2,216,807)   (2,216,807)
                                                    ----------    ----------

      Net deferred tax assets                       $1,285,681     $1,935,918
                                                    ==========     ==========

Current portion of deferred tax assets              $  340,467    $  522,571
Long-term portion of deferred tax assets               945,214     1,363,347
                                                    ----------    ----------

                                                    $1,285,681    $1,935,918
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

     2007                                           $  150,754
     2008                                               53,781
     2009                                               20,754
     2010                                            1,584,667
     2011                                            2,075,894
     2012                                            2,353,449
     2018                                              280,723
                                                    ----------
     Total Net Operating Losses                      6,520,022
     Valuation Allowance                            (6,520,022)
                                                    ==========
                                                  $      -



NOTE 5:     COMMITMENTS

Leases: The Company leases its office facilities and some office equipment under operating leases expiring through 2005. The leases provide for monthly minimum rent payments, and some include renewal options for an additional five years.

<PAGE?   27

Rental expense charged to operations under the operating leases for the years ended December 31, 2002, 2001 and 2000 were $928,093, $923,239 and $876,900, respectively.

Future minimum lease payments under operating leases for the years ending December 31 are as follows:

     2003                                              958,741
     2004                                              759,128
     2005                                              744,582
                                                    ----------
                                                    $2,462,451
                                                    ==========

In connection with the acquisition of a business in 1997, the Company is required to contribute to the capital of the Plan based on a percentage of the Company's administrative fee revenue for the 10 years following
July 1, 1997, if any. No minimum amounts of contributions are required. The following contributions were made pursuant to this agreement in 2002 and 2001.

                                               2002              2001
Remaining 2001 Contribution                                     775,000
2002 Contribution Advance                    1,918,000

                                            ----------         --------
    Total Contributions                     $1,918,000         $775,000
                                            ==========         ========


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

Description of the types of products and services from which each reportable segment derives its revenue: The Company has two primary products which have been aggregated into one reportable segment: network access fees and hospital administration fees. Network access fees arise from the rental of the Company's PPO and other network products while hospital administrative fees arise from charges to the network hospitals based on claims incurred by members or fixed monthly contractual payments. The other reportable segment, the Plan, offers a variety of fully insured health insurance plans.

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

Information about profit or loss and assets of reportable segments:

                                                First Choice     First Choice
                                               Health Network    Health Plan         Total
2002:
  Revenues from external customers              $ 16,086,796     $ 76,947,388     $ 93,034,185
  Revenue from inter-company                         286,463           28,125          314,588
  Interest revenue                                   142,324          512,829          655,153
  Depreciation/amortization expense                  626,397          456,917        1,083,314
  Income tax expense (benefit)                     2,045,661       (1,031,135)       1,014,526
  Expenditures on furniture, equipment,
    and computer software                            334,421          -                334,421
  Segment profit (loss)                            3,563,493       (2,042,728)       1,520,765
  Assets                                          17,259,204       16,433,555       33,692,759
  Liabilities                                      3,548,593       10,320,905       13,869,498

2001:
  Revenues from external customers              $ 13,826,171     $108,826,333     $122,652,504
  Revenue from inter-company                         383,050             -             383,050
  Interest revenue                                    99,142          807,220          906,362
  Depreciation/amortization expense                1,485,580          414,099        1,899,679
  Income tax expense (benefit)                     1,196,097       (1,153,598)          42,499
  Expenditures on furniture, equipment,
    and computer software                            412,808           -               412,808
  Segment profit (loss)                            1,124,794       (2,705,843)      (1,581,049)
  Assets                                          14,306,068       21,861,357       36,167,425
  Liabilities                                      2,975,528       15,673,925       18,649,453

2000:
  Revenues from external customers              $ 12,077,869     $127,066,190     $139,144,059
  Revenue from inter-company                         403,860             -             403,860
  Interest revenue                                    95,602          685,302          780,904
  Depreciation/amortization expense                1,616,473          179,303        1,795,776
  Income tax expense (benefit)                       562,064       (1,840,180)      (1,278,116)
  Expenditures on furniture, equipment,
    and computer software                          1,563,753             -           1,563,753
  Segment profit (loss)                            1,376,066       (3,417,112)      (2,041,046)
  Assets                                          25,011,867       23,404,879       48,416,746
  Liabilities                                      4,892,138       15,278,104       20,170,242

                                                    2002             2001             2000
Revenues:
  Total revenues for reportable segments and
      consolidated revenues                     $ 93,034,185     $122,652,504     $139,144,059
                                                ============     ============     ============
Profit or loss:
  Total profit or loss for reportable segments  $  1,520,765    $  (1,581,049)     $(2,041,046)
  Adjustment for minority interest in
    consolidated statements                          404,126          173,062          691,187
                                                ------------     ------------     ------------
          Consolidated net income (loss)         $ 1,924,891    $  (1,407,987)     $(1,349,859)
                                                ============    =============    =============

                                                      2002            2001            2000
  Assets:
  Total assets for reportable segments          $ 33,692,759     $ 36,167,425     $ 48,416,746
  Elimination of inter-company investments        (4,890,118)      (4,949,946)     (15,671,522)
  Elimination of inter-company balances           (1,710,016)        (801,780)      (2,332,429)
                                                ------------     ------------     ------------
         Consolidated total assets              $ 27,092,625     $ 30,415,699     $ 30,412,795
                                                ============     ============     ============

Liabilities:
  Total liabilities for reportable segments     $ 13,869,499     $ 18,649,453     $ 20,170,242
  Elimination of inter-company balances          (1,710,016)        (801,780)      (2,332,429)
                                                ------------     ------------     ------------

         Consolidated total liabilities         $ 12,159,483     $ 17,847,673     $ 17,837,813
                                                ============     ============     ============

Substantially all of the revenues from external customers are derived from within the state of Washington. Revenues from one customer of the Plan represent approximately $28.1 million, $25.8 million and $22.7 million of the Company's consolidated revenues for 2002, 2001 and 2000, respectively.


NOTE 7:     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, short-term investments, service fees and premiums receivable, restricted indemnity investments, accounts payable, notes payable, and due to provider organizations approximates fair value because of the short maturity of these instruments.

NOTE 8:  INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consist of the following:

                                                   Gross           Gross
                                   Amortized     Unrealized      Unrealized
                                     Cost           Gains          Losses       Market Value
                                 ----------------------------------------------------------
December 31, 2002
   Government-backed
   adjustable rate securities   $  1,886,141    $    7,112       $    -        $  1,893,253
   Mortgage-backed
   adjustable rate securities     11,862,642        66,025        (14,765)       11,913,902
                                 ----------------------------------------------------------
                                $ 13,748,783    $   73,137       $(14,765)     $ 13,807,155
                                 ===========================================================

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
                                 ===========================================================

Contractual maturities of investment securities as of December 31, 2002 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

                                   Available for Sale
                              Amortized              Fair
      Maturity                  Costs               Value
  -----------------          -----------        -----------
  Five to ten years          $   246,355        $   249,743
  Over ten years              13,502,428         13,557,412
                             -----------        -----------
                             $13,748,783        $13,807,155
                             ===========        ===========

The amortized cost and estimated fair value of debt securities at December 31, 2002 and 2001 based on contractual maturity dates, excluding principal reductions, are all due after nine and ten years respectively.

Proceeds from sales and maturities of investments in debt securities in 2002 and 2001 were $8,285,055 and $3,167,089, respectively.


NOTE 9:     RETIREMENT PLAN

The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan covering all full-time employees. Under the Plan, employees can defer up to the maximum established by the Internal Revenue Service. The Company matches 50% of each employee's contribution, up to 6% of the employee's eligible salary. Employees become fully vested in employee contributions and vest over two years for employer contributions. The Company also has the option to make an additional profit sharing contribution to the Plan. Employer contributions to the Plan for the years ended December 31, 2002 and 2001, amounted to $139,691 and $180,300, respectively.


NOTE 10:     NOTE PAYABLE

The Company had a note payable at December 31, 2001 in the amount of $698,170 bearing interest at 9.86%. The note was paid in full in 2002.

NOTE 11:     RESERVE FOR UNPAID CLAIMS AND ADJUSTMENT EXPENSES

Activity in the reserve for unpaid claims and unpaid claims processing expenses is summarized as follows for the years ended December 31:

                                                         2002          2001
Balance, beginning of year                          $11,815,058   $10,181,595

  Incurred related to:
    Current year                                     70,521,415    66,860,450
    Prior year                                         (705,351)     (359,407)
                                                    -----------   -----------
         Total incurred                              69,816,064    66,501,043

  Paid related to:
    Current year                                     61,901,253    55,266,141
    Prior year                                       11,092,556     9,601,439
                                                    -----------   -----------
         Total paid                                  72,993,809    64,867,580
                                                    -----------   -----------
Balance, end of year                                $ 8,637,313   $11,815,058
                                                    ===========   ===========

During 2002 and 2001, the Company had reinsurance stop loss agreements in place for claims for which the Company is at risk.


NOTE 12:     REGULATORY MATTERS

The Plan is subject to regulation by the Office of the Insurance Commissioner
(OIC) in the state of Washington including the requirement to follow statutory accounting principles (SAP), which differ from accounting principles generally accepted in the United States of America (GAAP). The OIC also requires that certain levels of capital be maintained. The OIC of the state of Washington adopted a risk-based capital (RBC) calculation for determining statutory capital requirements, effective for the year ended December 31, 1998 As of December 31, 2002, the Plan's RBC was $1,946,110 more than the required amount.

The primary differences in reporting between SAP and GAAP through December 31, 2002 result from various receivables and excess deferred tax assets beyond calculated admitted portions.

The Plan's statutory basis shareholders' equity as filed in the OIC statements was $5,864,930 and $5,754,080 as of December 31, 2002 and 2001, respectively. Statutory basis net loss as filed in the OIC statements was $1,452,534 and $2,949,651 for the years ended December 31, 2002 and 2001, respectively.

The Plan is subject to regulations that limit dividend payments and regulate other inter-company transactions. At December 31, 2002 and 2001, the Plan had negative statutory basis earned surplus and therefore must seek regulatory approval prior to any such payment. No dividends were paid by the Plan during 2002 or 2001.

 NOTE 13: UNAUDITED QUARTERLY FINANCIAL DATA - CONDENSED CONSLOLIDATED STATEMENT OF INCOME

                                    Quarter         Quarter          Quarter         Quarter
                                   12/31/2002      09/30/2002       06/30/2002      03/31/2002
                                  ------------   ------------     ------------    ------------
OPERATING REVENUE
  Premium revenue                 $ 16,293,484    $17,883,264       $18,647,724     $19,931,886
  Premium revenue, related
    parties                            357,172        346,715           345,304         354,170
  Medicare revenue                           -              -                 -               -
  Network access fees                2,385,084      2,361,009         2,303,409       2,042,537
  Hospital administrative fees       1,309,631      1,273,188         1,276,551       1,208,545
  Hospital administrative fees,
    related parties                  1,127,049      1,130,497         1,205,290       1,060,856
  Other                                 47,575         41,556            63,535          38,154
                                  ------------   ------------      ------------    ------------
     Total operating revenue        21,519,995     23,036,229        23,841,813      24,636,148
                                  ------------   ------------      ------------    ------------

OPERATING EXPENSES
  Medical expenses                  11,563,548     10,003,603        14,733,219      15,081,074
  Medical expenses, related
    Parties                          3,190,485      6,669,068         5,274,718       3,300,349
  Payroll and related expenses       2,345,780      2,525,222         2,680,327       2,737,390
  Selling, general and
    administrative expenses          2,647,568      2,557,436         2,770,040       2,694,054
  Amortization expense                 (27,526)             -                 -           27,576
                                  ------------   ------------      ------------    ------------
     Total operating expenses       19,719,855     21,755,329        25,458,304      23,840,393

     Operating income (loss)         1,800,140      1,280,900        (1,616,491)        795,755
OTHER INCOME (EXPENSE)
  Interest and dividends, net          126,001        194,137           180,284         154,731
  Write-down of investment
    and other                           26,013       (406,179)                -               -
                                  ------------   ------------       ------------    ------------

     Total other income
       (expense), net                  152,014       (212,042)          180,284         154,731
                                  ------------   ------------      ------------    ------------

     Income (loss) before
       federal income taxes
       and minority interest         1,924,154      1,068,858        (1,436,207)        950,486

FEDERAL INOCME TAX EXPENSE
  (BENEFIT)                            666,494        500,879          (486,075)        333,228
                                  ------------   ------------      ------------    ------------
                                     1,258,660        567,979          (950,132)        617,258
MINORITY INTEREST, net of tax          (33,347)        12,568           389,802          35,103
                                  ------------   ------------      ------------    ------------
NET INOCME (LOSS)                 $  1,252,313   $    580,547      $   (560,330)   $    652,361
                                  ============   ============      ============    ============

NET INCOME (LOSS) PER COMMON
  SHARE                           $      21.39   $       9.91      $      (9.57)   $      11.14
                                  ============   ============      ============    ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                     $     58,538   $     58,572      $     58,540   $      58,540
                                  ============   ============      ============   =============

                                     Quarter         Quarter          Quarter         Quarter
                                   12/31/2001      09/30/2001       06/30/2001      03/31/2001
                                  ------------   ------------     ------------    ------------
OPERATING REVENUE
  Premium revenue                 $ 22,534,246    $23,756,167       $24,214,449     $25,046,659
  Premium revenue, related
    parties                          2,292,393      2,223,846         2,280,097       3,736,532
  Medicare revenue                           -              -                 -               -
  Network access fees                3,430,480      1,890,086         1,602,366       1,713,983
  Hospital administrative fees         124,946      1,461,637         1,609,971       1,431,979
  Hospital administrative fees,
    related parties                    882,289        894,140           562,191         756,013
  Other                                 39,947         55,131            60,791          52,165
                                  ------------   ------------      ------------    ------------
     Total operating revenue        29,304,301     30,281,007        30,329,865      32,737,331
                                  ------------   ------------      ------------    ------------

OPERATING EXPENSES
  Medical expenses                  21,454,031     14,013,264        14,924,244      16,024,855
  Medical expenses, related
    Parties                          2,559,433      9,342,176         9,949,495      10,683,237
  Payroll and related expenses       2,790,277      3,031,291         3,205,177       3,254,995
  Selling, general and
    administrative expenses          2,719,969      2,818,173         2,957,968       2,970,554
  Amortization expense                 200,157        293,693           293,700         293,701
                                  ------------   ------------      ------------    ------------
     Total operating expenses       29,723,867     29,498,597        31,330,584      33,227,342
                                  ------------   ------------      ------------    ------------
     Operating income (loss)          (419,566)       782,410        (1,000,719)       (490,011)

OTHER INCOME (EXPENSE)
  Interest and dividends, net          153,505        213,264           285,167         174,886
  Write-down of investment
    and other                       (1,227,661)       (10,872)            1,047               -
                                  ------------   ------------       ------------    -----------

     Total other income
       (expense), net               (1,074,156)       202,392           286,214         174,886
                                  ------------   ------------      ------------    ------------

     Income (loss) before
       federal income taxes
       and minority interest        (1,493,722)       984,802          (714,505)       (315,125)

FEDERAL INOCME TAX EXPENSE
  (BENEFIT)                             21,321        349,329          (223,009)       (107,142)
                                  ------------   ------------      ------------    ------------
                                    (1,517,043)       635,473          (491,496)       (207,983)
MINORITY INTEREST, net of tax                -              -            37,025         136,036
                                  ------------   ------------      ------------    ------------
NET INOCME (LOSS)                 $ (1,517,043)   $   635,473      $   (454,471)   $    (71,947)
                                  ============   ============      ============    ============

NET INCOME (LOSS) PER COMMON
  SHARE                           $     (25.90)   $     10.85      $      (7.76)   $      (1.23)
                                  ============   ============      ============    ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                     $     58,539  $     58,569      $     58,572   $      58,572
                                  ============   ============      ============   =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



PART III

ITEM 10.    DIRECTORS, AND EXECUTIVE OFFICERS OF THE REGISTRANT


The executive officers and directors of First Choice are as follows:

Name	                          Age    Position
Gary R. Gannaway                 56    President & Chief Executive Officer
Kenneth Hamm                     44    Executive Vice President-Chief Financial Officer
Ross D. Heyl                     49    Vice President-Chief Marketing Officer
Julie Keeffe                     45    Vice President-Medical Mgmt & Member Services
Ze'ev Young, M.D.                49    Vice President-Chief Medical Officer Services
Greg Van Pelt                    51    Director (I)
Paul M. Elliott                  62    Director (III)
Kenneth D. Graham                55    Director (I)
Phillip J. Haas                  54    Director (III)
William F. Johnston, M.D.        57    Director (III)
Garman E. Lutz                   57    Director (II)
William J. MacDonald, M.D.       58    Director (III)
Barbara L. Mitchell              57    Director (I)
Richard A. McGee, M.D.           57    Director (II)
Richard H. Peterson              60    Director (I)
Paul G. Ramsey, M.D.             53    Director (I)
Richard E. Rust, M.D.            76    Director (II)
Clyde D. Walker                  47    Director (III)
Diane E. Cecchettini, R.N.       55    Director (II)
Gerald A. Cufley, M.D.           58    Director (I)
Scott F. Kronland, M.D.          45    Director (I)
William R. Stubbs, M.D., M.B.A.  58    Director (I)
__________________

(I)	Term Expires in 2003.
(II)	Term Expires in 2004.
(III)	Term Expires in 2005.

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

Mr. Gannaway is very active on community boards.

Mr. Gannaway earned his Bachelor's degree in both Political Science and German at the University of California at Santa Barbara. As an undergraduate, he also studied at Georg August University in Gottingen, Germany. He earned his master's of Education degree from the State University of New York where he also completed his course work and comprehensive examinations for a Ph.D. in Management.

Kenneth A. Hamm

Mr. Hamm, Executive Vice President and Chief Financial Officer, joined
First Choice Health Network in July, 2000. He has spent most of his career in the Managed Care industry. Mr. Hamm was Director of Finance in the Group Market segment at Wellpoint Health Networks in Southern California from 1991-1994. Mr. Hamm served in various roles at Premera Blue Cross and Subsidiaries from 1994 to 1999 including five years as Vice President of Finance and Healthcare Economics, as well as a stint in Network Development. Until starting with the Company in July 2000 Mr. Hamm was the interim Chief Financial Officer at Medica Healthplans in Minnesota, a one million member regional HMO, beginning in 1999. Mr. Hamm earned a Bachelors degree in Finance from California State University at Los Angeles in 1985 and is a CPA.

Ross Heyl

Mr. Heyl, Vice President and Chief Marketing Officer, joined First
Choice Health Network in 1985. Mr. Heyl is a licensed health insurance agent in the state of Washington. From 1980 to 1982, he was with Penn Mutual Life Insurance Company in San Francisco and Seattle. From 1982 to 1985, he was an account executive for Rollins Burdick Hunter of Washington.

Julie A. Keeffe

Ms. Keeffe, Vice President of Medical Management and Member
Services, joined First Choice Health in May 1997. Ms. Keeffe has worked in health care since 1979. Prior to coming to First Choice, she provided health care management consulting services from 1996 to 1997 for Milliman and Robertson, Inc, where she implemented successful strategies for the medical management systems of health plans and delivery systems. Earlier, Ms. Keeffe was Director of Utilization and Quality Management for the Virginia Mason Health Plan for nine years. Her background includes indemnity, PPO, and HMO utilization management and analysis. Her clinical experience includes several years of inpatient, outpatient, and emergency care nursing. Ms. Keeffe expertise is in designing medical management that meets the needs of the provider as well as the payer. Her areas of interest include utilization and quality management, referral management, medical claims review and medical coverage policy development. Julie received her nursing degree from Yakima Valley School of Nursing in 1979.

Dr. Ze'ev Young

Dr. Young joined the Company as the Chief Medical Officer and
Vice President in January 2001. He is responsible for the oversight of medical management and quality improvement. He also participates actively in strategic planning, network development, and public relations. Dr. Young interfaces with the local practitioner community to ensure that high-quality, cost-effective health care services are available to First Choice Health Network members.

Dr. Young brings significant managed care experience to the Company.
Just prior to joining First Choice, Dr. Young spent nearly three years as the Northwest Regional Medical Director for United Healthcare. While at United Healthcare, Dr. Young was instrumental in successfully introducing local providers to an innovative, practitioner-friendly, and member-centric approach to health care delivery. Prior to joining United Healthcare, Dr. Young spent five years at Regence Blue Shield serving as the Boeing Division Medical Director, and was also responsible for corporate medical policy.

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

Diane E. Cecchettini, Director since 1999

Diane E. Cecchettini was designated President and Chief Executive Officer by The Multicare Health System Board effective July 1999. Ms. Cecchettini has been with Multicare Health System since June 1989 in various capacities:
Executive Vice President, 1997-1999, Vice President-Patient Services 1989-1997. Ms. Cecchettini's previous experience includes: Assistant Administrator, Sutter General Hospital, Sacramento, California, 1985-1989; Administrative Director of Nursing and other management positions at Sutter Memorial Hospital, Sacramento, California, 1977-1985 and direct clinical experience at UCLA Medical Center in Los Angeles, California. Ms.
Cecchettini received a Bachelor's degree in Nursing in 1970 from the University of California, Los Angeles, and a Master of Science degree in Human Resources Management in 1976 from the University of Utah.

In 1993, Ms. Cecchettini retired as a Lieutenant Colonel from the Air Force Reserves, having served 21 years as a Flight Nurse in Aeromedical Evacuation - serving in the Vietnam era and as a Troop Commander in Desert Storm.

Gerald A. Cufley, M.D., Director since 2001

Gerald A. Cufley, M.D. has been in the private practice of medicine in Kirkland, Washington since 1977. After completing a degree of B.A. in Chemistry at the University of Washington in 1966, Dr. Cufley attended the University of Washington School of Medicine and received his medical degree in 1970. Internship and residency in internal medicine were completed at the University of New Mexico Affiliated Hospitals in 1973. Two years of post graduate training in Gastroenterology was obtained at Letterman Army Medical Center and the University of California at San Francisco. From 1975 to 1977, Dr. Cufley served as a medical officer in the U.S. Army at Madigan Army Medical Center at Fort Lewis, Washington.

Paul M. Elliott, CPA, Director since 1989

Mr. Elliott, recently retired, was formerly Senior Vice President of Finance and Operations for the Alpac Corporation from 1981 to 1993. From August 1969 to August 1981, he was Vice President-Controller for Airborne Freight Corporation in Seattle. He is a member of the Board of Visitors for Central Washington University, on the Board of the Boys & Girls Clubs of South Snohomish County and a member of Rotary Club International.

Kenneth D. Graham, FACHE, Director since 1997

Mr. Graham has served as President and CEO at Overlake Hospital Medical
Center since 1994, and has overseen significant changes in the organization. The hospital has developed a new facilities master plan; introduced operational controls that have significantly improved hospital efficiency; established contracts with more than 25 managed care companies and implemented new programs such as an adolescent psychiatric care program; a Multiple Sclerosis Center; a Level III Emergency Center and a Women's Hospital. He serves as Chair of the Overlake Venture Center and also the Chair of Doctor Goodwell; an Internet based virtual clinic service.

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

Phillip J. Haas, Director since 1995
Mr. Haas has been Administrator-Managed Care of Valley Medical Center, a 304-bed acute care public district hospital, since November 1993, with responsibility for negotiating, implementing, and administering contracts and joint ventures linking payers with the hospital, its clinic network, individual practice associations, and medical staff. Since joining Valley Medical Center in November 1993, he managed the development of a clinic network including seven primary care clinics, a family practice residency clinic, a behavioral health clinic, and two occupational health clinics.

From 1988 through 1993, Mr. Haas was Executive Director of Virginia Mason Health Plan, an HMO serving over 40,000 members. From 1985 to 1988, he was President of the Company. His prior experiences include serving as Senior Vice President of the Illinois Hospital Association, president of a hospital shared services organization, and administrative director of a medical school-based prepaid group practice plan. He is a Fellow of the American College of Healthcare Executives. He received a M.B.A. degree from the University of Chicago and a B.A. degree from Northwestern University in Evanston, Illinois.

William F. Johnston, M.D., F.A.C.E.P., Director since 1998

Dr. Johnston had been the Medical Director of Emergency Services at Northwest Hospital since 1977. Besides the supervision of the physicians who deliver emergency medical care at the hospital, his position provides an interface between administration, nursing, the medical staff and other hospital departments to help support the smooth delivery of emergency medical services at the hospital. He serves on the Executive Committee of the hospital as Chairman of the Department of Emergency Medicine. Dr. Johnston also practices as an emergency physician and helps teach Advanced Cardiac Life Support and Advanced Trauma Life Support Courses. He received his M.D., M.B.A. and M.S.E.E. (Bioengineering) degrees from the University of Washington.


Scott F. Kronlund, M.D., M.S., Director since 2002

Scott F. Kronlund has been the Senior Vice President for Ambulatory Services at Good Samaritan Community Healthcare since 2002. He previously was the Chief Medical Officer at Good Samaritan for four years, responsible for all outpatient physician and clinic services and also serves an internal consultant to several community-based programs.

Dr. Kronlund is also the Chair of the Community Advisory Board, University of Washington Health Promotions Research Center which focuses on research related to healthy aging. He also serves on the Auxiliary Faculty and is a Guest Lecturer at the University of Washington, Tacoma, Graduate School of Nursing. Dr. Kronlund holds a Bachelor of Science in Chemistry at the Pacific Lutheran University in Tacoma, a medical degree from the University of Washington School of Medicine as well as a Master of Science degree in preventative and Administrative Medicine from the University of Wisconsin. In addition, he is a board-certified family physician, having received his residency training at the University of Iowa. Dr. Kronlund is currently professionally affiliated with the American Academy of Family Physicians, Washington State Medical Association, Medical Society of Pierce County and is a Certified Physician Executive through the American College of Physician Executives.


Garman E. Lutz, CPA, Director since 2000

Mr. Lutz has been Senior Vice President of Finance and Chief Financial Officer for Empire Health Services in Spokane, Washington, since 1990. Empire operates Deaconess Medical Center, Valley Hospital and Medical Center, St. Luke's Extended Care Center, Family Home Care and First Care Urgent Care Centers. He also serves in various positions for EHS' joint venture projects including Inland Northwest Health Services, Inland Empire Hospital Shares Services and the Spokane PHCO. Mr. Lutz, prior to his appointment at Empire Health Services, was a partner in a local Spokane CPA firm for over eighteen years. His practice experience concentrated in a management advisory service, audit and financial planning. Mr. Lutz served as Chairman of the Valley Hospital & Medical Center Advisory Board from its inception in 1985 until August of 1990. Prior to his appointment as an officer of EHS, Mr. Lutz served on the EHS Board of Directors from 1988 through 1990. Mr. Lutz is active in many community organizations and currently is a board member of the Spokane Area Chamber of Commerce, Eastern Washington Museum Foundation, Inland Empire Genetics
Clinic, Leadership Spokane and the Rockwood Retirement Committee. He is a member of the AICPA, Washington Society of CPA's, and Healthcare Financial Management Association.

William J. MacDonald, M.D., Director since 2000

Dr. MacDonald attended Brown University, received his medical degree from the University of Vermont, and completed his residency at the University of Pennsylvania. He earned a Fellowship at the University of California, San Diego, and is board certified in Internal Medicine and Cardiovascular Disease. He joined The Everett Clinic in 1976. Dr. MacDonald has served as Board Chair and President of The Everett Clinic for the last five years. He has a half-time cardiology practice, providing reality testing in both the hospital and office environments. Special interests include learning about the future of American medicine, and effective organizational governance.

Richard A. McGee, M.D., F.A.C.P., Director since 1995

Dr. McGee has a full-time private medical oncology practice and is President of Washington Cancer Centers, the largest medical oncology group in Washington State, since June 1997. He was previously Chief of Staff and Chief of Medical Affairs of Stevens Healthcare, a Public Hospital District, from 1987 to 1989 and 1989 to 1996, respectively. In addition, Dr. McGee is a consultant in Medical Staff Affairs to other area hospitals. He is a diplomat of the American Board of Internal Medicine as well as the specialty Boards of both the American Board of Hematology and the American Board of Medical Oncology.

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

Barbara L. Mitchell, Director since 1986

Ms. Mitchell has been the Director, Human Resources for Valley Medical Center, Renton, Washington, since November 1999. Previously, she was the Managing Partner of ClearPoint, an employee benefits brokerage and consulting firm from 1997 to 1999. She has previously served as the Chief Operating Officer of The Reppond Company; Vice President Human Resources for KIRO Broadcasting, Inc.; and Personnel Director for Northwest Hospital. She is active with Bellevue Rotary, the American Compensation Association, Society of Human Resource Management, and the Employee Benefits Planning Association.

Richard H. Peterson, Director since 1997

Mr. Peterson has been President and Chief Executive Officer of Swedish Health Services, a non-profit organization comprised of a 163-bed community hospital on the Ballard campus, the 436-bed Providence Seattle Medical Center and a 697-bed tertiary care hospital on the First Hill campus, since 1995.
Mr. Peterson previously served as President and Chief Executive Officer of Fairview Riverside Medical Center in Minneapolis, Minnesota, from 1982 to 1991. In all, his career in health system administration has spanned more than 25 years. A native of Minnesota, Mr. Peterson holds a master's degree in hospital and health care administration from the University of Minnesota and a B.A. from Macalester College in St. Paul, Minnesota.

Paul G. Ramsey, M.D., Director since 2000

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

Richard E. Rust, M.D., Director since 1985

Dr. Rust is a retired family practitioner. Additional activities have included serving as Trustee of the Washington Academy of Family Physicians; Trustee, King County Medical Society; Trustee and Vice Chairman of King County Medical Blue Shield; and President of King County Academy of Family Physicians. He was Chief of Medical Staff of Northwest Hospital in 1965.

William R. Stubbs, M.D., M.B.A., Director since 1999

Dr. Stubbs is the Vice President, Medical Affairs and the senior physician manager in the Multicare Health System since February 1994, with direct responsibility for medical staff relationships and the departments of Medical Staff Services, Family Practice Residency Education, Quality Management, Pharmacy and Materials Management, Chaplains, Risk and Legal Services, Hospitalists Program, Emergency Planning, Cancer Services, Perinatal, and Neonatal Services. Dr. Stubbs' position represents the key link between Multicare Health Systems and the physician community in the Pierce and South King County areas. Dr. Stubbs previously served as Medical Director, McKay-Dee Hospital Center in Ogden, Utah, Medical Director for Blue Cross and Blue Shield of Virginia, in Richmond, Virginia, and Medical Director, IPA and Group Plans, FHP in Southern California. Dr. Stubbs received his undergraduate and medical degrees from the University of Arkansas and his M.B.A. from the University of Phoenix. He is Fellow of the American Board of Family Practice and a Fellow of the American College of Physician Executives. He teaches Medical Ethics for the Tulane University Masters of Medical Management program and the University of Washington Certificate program of Medical Management.

Greg Van Pelt, Director since 2001

Greg Van Pelt has been the Vice President and Chief Executive of the Providence Health System, Washington Region, since June 2001. The Washington Region of the Providence Health System includes hospital, clinic and long-term care services with more than 9,000 colleagues throughout the state. Mr. Van Pelt has been with Providence Health System for over 25 years. He has served in management roles both as Chief Executive, Providence Health Plan and Chief Executive, Providence-St. Vincent Hospital and Medical Center, both in Portland, Oregon.Providence has been serving the West for over 140 years through its hospitals and health services in Alaska, Washington, Oregon and California.

Clyde D. Walker, Director since 1995

Mr. Walker has been the Senior Vice President, Human Resources at Continental Mills since December 31, 2002. Mr. Walker was the Vice President, Human Resources of PRIMEX Aerospace and Electronics Division and PRIMEX Aerospace Company in Redmond, WA, from October 1977 to June 2000. Mr. Walker has over ten years experience in the human resources field and over twenty years of business administration and management experience. Since 1977, Mr. Walker has held positions of increasing levels of responsibility in areas including subcontract administration, contract administration, pricing and human resources. He received an M.B.A. degree from City University in Seattle and a B.A. degree in business administration from the University of Washington.

Mr. Walker recently served as Chairman of the Board of Directors of both Big Brothers and Big Sisters of King County and led both boards through the combination of the two independent agencies. He remains on the resultant combined Board.


Classification of Directors. - The management of the Company is vested in a Board of Directors. The Board of Directors consists of seventeen individuals: Seven (7) directors (the
"Class A Directors") are physicians representing Class A shareholders.
Seven (7) directors (the "Class B Directors") represent Class B shareholders and any public hospitals that have made capital contributions to the corporation ("participating hospitals"). Three (3) directors (the "Class C Directors") represent employers other than health care providers and/or are consumers of health care services.

The Board is divided into three categories as follows:

Category   I: Three Class A Directors, two Class B Directors,   and one Class C Director.
Category  II: Two Class A Directors,   three Class B Directors, and one Class C Director.
Category III: Two Class A Directors,   two Class B Directors,   and one Class C Director.

The categories have staggered three year terms.


Directors may be removed, with or without cause, by an affirmative vote of the holders of at least 75% of the outstanding shares of each class of Common Stock, and the number, classification, qualifications and terms of directors May not be altered except by such class voting.

A quorum of nine (9) directors is generally required to transact business at a meeting of the Board, except that a quorum of thirteen (13) directors is required for determination of the admission and expulsion of shareholders and "members" (i.e., PPO physicians), the fees charged for and/or paid to healthcare providers, any issues reviewed by the Board regarding the limitation or termination of health care provider contracts, and any merger or sale of the corporation or any subsidiary. No executive officer or director has filed a report of beneficial ownership under Section 16 of the Securities Exchange Act of 1934 relating to his or her ownership of Class A common stock, but such filings will be made in the near future.

ITEM  11.    EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation earned by the Company's President and Chief Executive Officer and each other executive officer who earned in excess of $100,000 in each of the last three fiscal years:

                                                 Annual     Compensation       All other
Name and Principal Position        Year          Salary         Bonus         Compensation(1)
Gary Gannaway                       2002        $299,091       $ 67,500           $6,000
President and CEO                   2001        $270,000       $      -          $ 7,735
                                    2000        $268,887       $138,915         $  8,646

Kenneth Hamm                        2002        $211,767        $50,750          $ 1,067
Executive Vice President, Finance   2001        $203,000        $12,019          $   960
                                    2000        $ 96,154        $     -          $15,194

Ross Heyl                           2002        $125,135        $30,126          $ 5,000
Vice President                      2001        $120,500        $29,243          $ 5,000
                                    2000        $116,970        $25,200          $ 5,000

Julie Keeffe, R.N.                  2002        $157,029        $28,125          $   941
Vice President                      2001        $150,000        $18,200          $   960
                                    2000        $145,600        $33,250          $   600

Ze'ev Young, M.D.                   2002        $193,075        $34,648          $ 2,807
Vice President and
Chief Medical Officer               2001        $181,442        $     -          $   960

____________________

(1) All other compensation includes auto allowances and car fringe benefits with the exception of $15,194 reported for Ken Hamm in year 2000. Mr. Hamm worked as a consultant to the Company before being hired as Chief Financial Officer and the $15,194 represents consulting fees.

Effective June 28, 2001, Class A and C Directors receive $500 per Board meeting and $125 per hour, for committee meetings attended. Class B Hospital Directors are not compensated since their positions typically preclude them from keeping director fee compensation.

EMPLOYMENT AGREEMENTS

Effective January 1, 2003, Gary R. Gannaway entered into a three year employment agreement as the Company's President and Chief Executive Officer. Under his employment agreement with First Choice, Mr. Gannaway will receive an annual base salary of $302,940 for 2003, subject to a 2% annual increase. Mr. Gannaway will be eligible to receive an annual bonus of up to 50% of base pay according to performance achieved against mutually determined targets. The amount of the annual bonus shall be determined and awarded by the Board of Directors. In addition, Mr. Gannaway is eligible for a long-term incentive award based on performance over the three-year term of the employment agreement and for a Supplemental Executive Retirement program funded at a rate of 7% of base pay.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2002, information with Respect to the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock by (i) each person known by the Company to own beneficially more than five percent of either the Class A Common Stock or Class B Common Stock, (ii) each of the persons named in the Summary Compensation Table set forth in "Item 11 Executive Compensation" in this Annual Report,
(iii) each director, and (iv) all directors and executive officers as a group, together with their percentage ownership of each such class of Common Stock.

                                             Shares Owned                   Percent of
Name                                      Class A     Class B          Class A     Class B
-------                                   -------     -------          -------     -------
Northwest Hospital                          -          5,800              -         14.3 %
1550 North 155th
Seattle, WA  98133

Providence-General                          -          5,800              -         14.3 %
14th and Colby
Everett, WA  98201

Good Samaritan                              -          5,800              -         14.3 %
Community Healthcare
407-14th Avenue SE
Puyallup, WA  98371

MultiCare Medical Center                    -          5,800              -         14.3 %
315 Martin Luther King Jr. Way
Tacoma, WA  98415

Empire Health Services                      -          5,800              -         14.3 %
80 Fifth Avenue
Spokane, WA  99210

Swedish Medical Center                      -          5,800              -         14.3 %
747 Broadway
Seattle, WA  98114

Overlake Hospital Medical Center            -          5,800              -         14.3 %
1035 116th Avenue NE
Bellevue, WA  98004

Paul M. Elliott                             -           -                 -           -

Kenneth D. Graham                           -           -                 -           -

Phillip J. Haas                              -           -                -           -

William F. Johnston, M.D.                    1           -                *           -

Garman Lutz                                  -           -                -           -

Greg Van Pelt                                -           -                -           -

William J. MacDonald, M.D.                   1           -                *           -

Barbara L. Mitchell                          -           -                -           -

Richard A. McGee, M.D.                       1           -                *           -

Richard H. Peterson                          -           -                -           -

                                     43

                                            Shares Owned                   Percent of
Name                                      Class A     Class B          Class A     Class B
-------                                   -------     -------          -------     -------
Paul G. Ramsey, M.D.                         -           -                -           -

Richard E. Rust, M.D.                        1           -                *           -

William R. Stubbs, M.D., M.B.A.              -           -                -           -

Clyde D. Walker                              -           -                -           -

Diane E. Cecchettini, R.N.                   -           -                -           -

Gerald A. Cufley, M.D.                       1           -                *           -

Scott F. Kronland, M.D.                      -           -                -           -

Gary Gannaway                                -           -                -           -

Kenneth Hamm                                 -           -                -           -

Ross Heyl                                    -           -                -           -

Julie Keeffe                                 -           -                -           -

Ze'Ve Young, M.D.                            -           -                -           -

All directors and executive
officers as a group (21 persons)             5         40,600             *          100%
_________________

* Less than one percent of outstanding shares of Class A common stock.

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


ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 20, 1999, the Company executed an agreement with University of Washington Academic Medical Center (UWMC) to become a participant in the administration, operations and any incentives bestowed upon any shareholders in the Company effective January 1, 2000.

University of Washington Academic Medical Center has agreed to pay an affiliation fee of $2,520,000, payable $1,260,000 upon execution of the Agreement with the remaining $1,260,000 payable in three equal payments of $420,000 plus interest at five percent (5%). UMWC made the final $420,000 principle payment in 2002, however, they owed $134,557 in interest as of December 2002. UMWC subsequently paid the outstanding interest in February 2003.

The following table shows with respect to each participating hospital that owns Class B common stock or participating equity in the Company, the amount of premiums paid to the Company and the amount of medical expense reimbursement paid by the Company during 2002.

                                         Premium         Medical
        Owner Hospital                   Revenue         Expense
----------------------------------     ------------    ----------
Empire Health Centers Group, Inc.      $         -     $  203,483
Evergreen Hospital Medical Center        1,404,184      1,527,167
Good Samaritan Hospital                          -      1,064,071
Multicare Medical Center                         -      2,441,481
Northwest Hospital                               -        999,301
Overlake Hospital                                -      1,076,669
Providence Facilities                            -      2,231,276
Stevens Hospital                                 -        869,289
Swedish Hospital                                 -      3,969,902
UW Medical Center                                -      2,649,318
Valley Medical Center                            -      1,402,663
                                        ------------   -----------
          Grand Total                   $1,404,184    $18,434,620

In addition, the owner hospitals paid a total of $4,523,692 in administrative fees to the Company in 2002.



ITEM 14    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in rule 13a-14 and 15d-14 adopted under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, and Chief Financial Officer, within the 90-day period preceding the filing date of this annual report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded That the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, Processed, summarized and reported as required by the Act and rules thereunder on a timely basis.
(b) Changes in Internal Controls: Since the date of the evaluation of the Registrant's disclosure control and procedures referred to above, the Registrant did not make any significant changes in its internal controls or other factors that could significantly affect those controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART  IV

Item  15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    Exhibits

2.1    Copy of Registrant's Restated Articles of Incorporation.*

2.2    Copy of Registrant's By-Laws.*

10.1 Form of Agreement between Registrant and Physician participating in PPO. ***

10.2 Form of Health Care Facility Service Contract between Registrant and Hospital participating in PPO.*

10.3   Form of Agreement between Registrant and Health Care
	 Provider other than Hospitals and Physicians participating in PPO.*

10.4   Form of Agreement between Registrant and Third Party Administrator.*

10.5   Form of Agreement between Registrant and Insurance Company.*

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

(b)    Reports on Form 8-K.
       No reports on Form 8-K were filed during the quarter ended
       December 31, 2002.

10.24  Copy of Chief Executive Officer's 2003 Compensation Agreement

10.25  Copy of Chief Executive Officer's Long Term Incentive Contract

* Filed as an Exhibit to Registrant's Registration Statement on Form 10-SB.

** Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10K.

*** Filed as Exhibit 10.23 to Registrant's Current Report on Form 8-K filed on January 3, 2000.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2003.


	FIRST CHOICE HEALTH NETWORK, INC.



By:
	--------------------------------------
	KENNETH HAMM
	Executive Vice President of Finance
	(Principal Financial and Accounting Officer and Duly Authorized Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on March 31, 2003.

Signature                              Title                                         Date
---------                              -----                                         ----


/s/                               President and Chief Executive Officer         March 31, 2003
----------------------------      (Principal Executive Officer)
      GARY R. GANNAWAY

/s/                               Executive Vice President of Finance           March 31, 2003
----------------------------      (Principal Financial and Accounting Officer)
      KENNETH HAMM


/s/                               Director                                      March 31, 2003
----------------------------
      DIANE E. CECCHETTINI

/s/                                Director                                     March 31, 2003
----------------------------
      GERALD A. CUFLEY, M.D.

/s/                               Chairman of the Board of Directors            March 31, 2003
----------------------------
      PAUL M. ELLIOTT

/s/                               Director                                      March 31, 2003
----------------------------
      KENNETH D. GRAHAM

/s/                               Director                                      March 31, 2003
----------------------------
      PHILLIP J. HAAS


Signature                              Title                                        Date
---------                              -----                                         ----

/s/                               Director                                      March 31, 2003
----------------------------
      WILLIAM F. JOHNSTON, M.D.

/s/                               Director                                      March 31, 2003
----------------------------
      SCOTT F. KRONLUND, M.D.

/s/                               Director                                      March 31,  2003
----------------------------
      GARMAN E. LUTZ

/s/                               Director                                      March 31, 2003
----------------------------
      WILLIAM J. MACDONALD, M.D.

/s/                               Director                                      March 31, 2003
----------------------------
      RICHARD A. MCGEE, M.D.

/s/                               Director                                      March 31, 2003
----------------------------
      BARBARA L. MITCHELL

/s/                               Director                                      March 31, 2003
----------------------------
      RICHARD H. PETERSON

/s/                               Director                                      March 31, 2003
----------------------------
      PAUL G. RAMSEY, M.D.

/s/                               Director                                      March 31, 2003
----------------------------
      RICHARD E. RUST, M.D.

/s/                               Director                                      March 31, 2003
----------------------------
      GREG VAN PELT

/s/                               Director                                      March 31, 2003
----------------------------
      CLYDE D. WALKER

CERTIFICATIONS

The undersigned certifies, pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that to my knowledge this Report on Form 10-K for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and the results of operations of First Choice Health Network, Inc. and Subsidiary.


        By:    / s /Gary Gannaway
           -----------------------------
            Gary Gannaway,
            President and Chief Executive Officer
		March 31, 2003


The undersigned certifies, pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that to my knowledge this Report on Form 10-K for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and the results of operations of First Choice Health Network, Inc. and Subsidiary.

        By:    / s /Kenneth A. Hamm
           -----------------------------
            Kenneth A. Hamm,
            Executive Vice President of Finance
		March 31, 2003

I, Gary Gannaway, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certify that:
(1) I have reviewed this Annual report on Form-10K of First Choice Health Network, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer, and I are responsible for Establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedure as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent functions):
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


By:    / s /Gary Gannaway
           -----------------------------
            Gary Gannaway,
            President and Chief Executive Officer
		March 31, 2003

I, Kenneth A. Hamm, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certify that:

(1) I have reviewed this Annual report on Form-10K of First Choice Health Network, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer, and I are responsible for Establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedure as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent functions):
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


By:    / s /Kenneth A. Hamm
           -----------------------------
            Kenneth A. Hamm,
            Executive Vice President of Finance
            March 31, 2003