Form 10-Q
period 2003-03-31
FIRST CHOICE HEALTH NETWORK INC
filed 2003-05-15
CIK 922622

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q

     [   X   ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2003

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
                            (Address of principal
                              executive offices)

                               (206) 292-8255
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   __X___                     No   ______

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

              Yes   ______                     No   __X___


The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on March 31, 2003, was 538 shares and 40,600 shares, respectively.

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q

                                                                          Page
Part I      Financial Information

      Item 1   Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      at March 31, 2003 and December 31, 2002                              3

      Condensed Consolidated Statements of Income (Unaudited)
      for the Three Months Ended March 31, 2003 and 2002                   5

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended March 31, 2003 and 2002                   6

      Notes to Condensed Consolidated Financial Statements (Unaudited)     7

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               10

      Item 3   Quantitative and Qualitative Disclosures About Market Risk  12

      Item 4   Controls and Procedures                                     13


Part II     Other Information

      Item 1   Legal Proceedings                                           13

      Item 6   Exhibits and Reports on Form 8-K                            13

      Signatures and Certifications                                        14

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                     March 31,   December 31,
ASSETS                                                                 2003          2002
CURRENT ASSETS:
Cash and cash equivalents                                          $   619,067   $ 2,324,382
Investment securities available for sale                             6,407,495     4,712,815
Service fees receivable, net of allowance
  for doubtful accounts of $104,568 and $131,840                     1,623,228     1,400,693
Service fees and premiums receivable from related parties              387,661       502,000
Prepaid expenses                                                       405,483       508,900
Deferred tax assets                                                    163,267       181,711
Other current assets                                                    67,040        39,165
Receivable from subsidiary                                                           102,273
Current assets of discontinued operations                           13,499,783    14,219,465
                                                                   -----------   -----------
            Total current assets                                    23,173,024    23,991,404

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              4,568,398     4,538,941
Computer software                                                    1,378,838     1,277,375
                                                                   -----------   -----------
                                                                     5,947,236     5,816,316
Less accumulated depreciation and amortization                      (4,608,823)   (4,362,200)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                     1,338,413     1,454,116


DEFERRED TAX ASSETS                                                    967,996       945,214

OTHER ASSETS:
Investment in Assured Health                                           337,400       337,400
Assets of discontinued operations                                    2,075,499     2,074,507
                                                                   -----------   -----------
            Total other assets                                       2,412,899     2,411,907
                                                                   -----------   -----------
TOTAL                                                              $27,892,332   $28,802,641
                                                                   ===========   ===========


See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                     March 31,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                    2003           2002

CURRENT LIABILITIES:
Accounts payable                                                   $   404,187     $  487,291
Accrued expenses                                                     1,022,560      1,342,978
Federal income tax payable                                             438,262        110,582
Federal income tax payable due to affiliate                            218,179      1,607,743
Current liabilities of discontinued operations                       9,607,087     10,320,905
                                                                   -----------    -----------
            Total current liabilities                               11,690,275     13,869,499

MINORITY INTEREST                                                    1,282,070      1,222,530

REDEEMABLE EQUITY PARTICIPATION                                      2,520,000      2,385,443

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 538 and 538 shares                               538            538
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                 40,600         40,600
Additional paid-in capital                                           4,306,221      4,306,221
Paid-in capital from affiliates                                      1,472,108      1,472,108
Retained earnings                                                    6,527,852      5,452,362
Accumulated other comprehensive income, net of tax                      52,668         53,340
                                                                   -----------    -----------
            Total shareholders' equity                              12,399,987     11,325,169
                                                                   -----------    -----------

TOTAL                                                              $27,892,332    $28,802,641
                                                                   ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                 Three Months Ended
                                                                       March 31,
         `
                                                                  2003          2002
OPERATING REVENUE:
Network access fees                                          $  2,406,299   $ 2,042,537
Hospital administrative fees                                    1,295,979     1,208,545
Hospital administrative fees, related parties                     983,967     1,060,856
Third party administration fees                                   418,289             -
Other                                                             103,873        37,880
                                                             ------------   -----------
            Total Operating Revenue                             5,208,407     4,349,818
                                                             ------------   -----------
OPERATING EXPENSES:
Payroll and related expenses                                    1,890,955     1,502,436
Selling, general, and administrative expenses                   1,428,718     1,025,438
                                                             ------------  ------------
            Total operating expenses                            3,319,673     2,527,874
                                                             ------------  ------------
            Operating income                                    1,888,734     1,821,944
                                                             ------------  ------------
OTHER INCOME:
Interest                                                           54,551        11,743
Other                                                              60,044        77,910
                                                             ------------  ------------
            Total other income                                    114,595        89,653
                                                             ------------  ------------
Income from continuing operations before
federal income taxes and minority interest                      2,003,329     1,911,597

Provision for federal income taxes on
continuing operations                                             683,002       650,647
                                                             ------------  ------------
Income from continuing operations before
minority interest                                               1,320,327     1,260,950

MINORITY INTEREST                                                 (59,540)       35,103
                                                             ------------  ------------
Income from continuing operations after
minority interest                                               1,260,787     1,296,053

Discontinued operations:
  (Loss) from discontinuation of First Choice
  Health Plan Insurance operations (net of applicable
  income tax benefit of ($96,302) and ($317,419))                (185,297)     (643,692)
                                                             ------------  ------------
NET INCOME                                                   $  1,075,490  $    652,361
                                                             ============  ============

NET INCOME PER COMMON SHARE                                         18.37        11.14
                                                             ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                58,538       58,540
                                                             ============  ============

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                       2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                           $  1,260,787    $  1,296,053
  Adjustments to reconcile net income to net cash
      provided/(used) by continuing operating activities:
    Depreciation                                                       246,624         261,688
    Deferred income taxes, net                                          (4,338)        274,849
    Provision for doubtful accounts                                    (27,272)              -
    Minority interest                                                   59,540         (35,103)
  Changes in operating assets and liabilities
    Service fees receivable                                            (80,924)         93,923
    Amount due from subsidiary                                         102,273               -
    Prepaid expenses                                                   103,417          63,315
    Other current assets                                               (27,875)              -
    Accounts payable                                                   (83,104)         95,650
    Accrued expenses                                                  (320,418)       (151,850)
    Federal income tax payable                                      (1,061,884)       (169,927)
                                                                  ------------    ------------
  Net cash provided by continuing operating activities                 166,826       1,728,598

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment, and computer software             (130,920)        (60,633)
  Purchase of investments available for sale                        (2,124,531)     (1,081,551)
  Sale/maturity of investments available for sale                      433,633          81,799
                                                               ---------------    ------------
  Net cash (used) by investing activities                           (1,821,818)     (1,060,385)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Sale of Class A common stock membership
    rights from physicians                                                   -           1,143
  Payment of note payable                                                    -         (80,088)
  Redeemable equity participation                                      134,557               -
                                                                  ------------     -----------
  Net cash provided/(used) by financing activities                     134,557         (78,945)

CASH FLOWS FROM DISCONTINUED OPERATIONS                               (184,880)       (212,899)
                                                                  ------------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,705,315)        376,369
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                  2,324,382       1,620,733
                                                                  ------------     -----------
  End of period                                                   $    619,067    $  1,997,102
                                                                  ============     ===========
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the period for:
    Federal income taxes                                               110,000              -
    Interest                                                      $          -   $      19,934

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


NOTE 1  PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of First Choice Health Network, Inc. and Subsidiary, the accompanying unaudited interim condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003, and the results of operations for the three months ended March 31, 2003 and 2002, and cash flows for three months ended March 31, 2003 and 2002. The condensed consolidated financial statements include the segregation of the discontinued operations of the insured health plan business which required a restatement of the prior year's financial statements to be comparative. (See Note 5.) The results of interim operations are not necessarily indicative of operating results for the entire year.


NOTE 2  INVESTMENTS

In the first quarter of 2003, the Company purchased $2.1 million of bonds available for sale. The amortized cost, unrealized gains or losses and fair values of investments in debt securities, as of March 31, 2003, are as follows:

                                                   Gross          Gross
                                                 Unrealized     Unrealized
                               Amortized Cost       Gains         Losses           Fair Value
AS OF MARCH 31, 2003

Mortgage-backed adjustable
rate securities                $  6,386,246     $  25,402       $  (4,153)       $  6,407,495
                                -----------      --------        ---------         ----------

Total Bonds                    $  6,386,246     $  25,402       $  (4,153)       $  6,407,495
                                ===========      ========        =========         ==========

AS OF DECEMBER 31, 2002

Mortgage-backed adjustable
rate securities                $  4,695,347     $  20,089       $  (2,621)       $  4,712,815
                                -----------      --------        ---------         ----------

Total Bonds                    $  4,695,347     $  20,089       $  (2,621)       $  4,712,815
                                ===========      ========        =========         ==========

In determining fair value, management obtains quotations from independent sources who make markets in similar securities, generally broker dealers. These quotes are generally estimates of fair value based on an evaluation of appropriate facts such as trading in similar securities, yields, credit quality, coupon rate, maturity, type of issue, and other market data.

Principal paydowns on investments in debt securities during the first quarter of 2003 were $433,633.

NOTE 3  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Previously, generally accepted accounting principles provided for the recognition of such costs at the date of management's commitment to an exit plan. Under Statement No. 146, management's commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002.

In 2003 the Plan will undertake an orderly exit from its commercial insurance product offerings. This exit will be complete by December 31, 2003 by the non-renewal of all remaining commercial business during 2003. Disclosure regarding the discontinuance of the insurance segment of the business is included in Note 5.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE). This interpretation will require VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual return. The provisions of Interpretation No. 46 are required to be applied immediately to VIEs created after January 31, 2003. The Company does not have any VIEs and accordingly the implementation of the Interpretation did not result in an impact on its financial position or results of operations.


NOTE 4  REPORTABLE OPERATING SEGMENTS

Factors management used to identify the enterprise's reportable segments: As the Company exits the commercial insurance market, the Company will re-direct these resources to a new line of business that is intended to leverage the Company's technological and staff capabilities for health benefits administration. The resulting segments of the Company are defined on the basis of products and services offered and will require distinct tracking capabilities in the areas of revenue accumulation, expense reporting, marketing strategies, and customer service requirements.

As a result of the exit from the commercial insurance market, the segment reported as of December 31, 2002 as the Plan, which offered a variety of fully insured health insurance plans to employer groups, is being reported as a discontinued operation and will no longer be included as an operating segment for ongoing operations. Disclosures for March 31, 2002 have been restated as required.

Description of the types of products and services from which each reportable segment derives its revenue: The Network operations have two primary products which have been aggregated into one reportable segment: network access fees and hospital administrative fees. Network access fees arise from the rental of the Company's large PPO network while hospital administrative fees arise from charges to the network hospitals based on claims incurred by members. The other reportable segment, third party administration fees (TPA), is the outcome of the new business strategy of offering benefits administration services to employers self-funding their company health insurance plans.

Measurement of segment profit or loss segment assets: The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses. The following information has been restated for the quarter ended March 31, 2002, to exclude the discontinued operations.


Information about profit or loss and assets of reportable segments:

                                           First Choice         Third Party
                                          Health Network       Administration        Total
                                          --------------        ------------      -------------
Three months ended March 31, 2003:
   Revenues from external customers      $   4,790,118        $     418,289      $   5,208,407
   Intersegment revenue                         20,268              (20,268)                 -
   Net income (loss)                         1,364,827              (44,500)         1,320,327
   Minority interest                                                                   (59,540)
   Loss from discontinued operations                                                  (185,297)
   Consolidated net income                                                           1,075,490

Three months ended March 31, 2002:
   Revenues from external customers      $   4,349,818        $           -      $   4,349,818
   Net income (loss)                         1,260,950                    -          1,260,950
   Minority interest                                                                    35,103
   Loss from discontinued operations                                                  (643,692)
   Consolidated net income                                                             652,361

NOTE 5 DISCONTINUED OPERATIONS

As the Plan's business model shifted from capitated contracts to fee for service contract arrangements over the past three (3) years, management and the Board of Directors have reevaluated the strategic importance of the Plan. As a result, the Plan's existing commercial insured business is being wound down in an orderly manner with a complete exit of the commercial insured business. This exit will be complete by December 31, 2003 by the non-renewal of all remaining commercial business during 2003.

At the Balance Sheet date the following assets included in the condensed consolidated balance sheet apply to the discontinued operations of the Plan:

            Assets                                      March 31, 2003     December 31, 2002
Cash and cash equivalents                               $  4,561,351         $    501,078
Investment securities available for sale                   8,255,201            9,094,340
Premiums receivable                                           13,663            2,642,137
Prepaid expenses and other receivables                       332,711              215,411
Deferred tax asset                                           118,678              158,756
Restricted indemnity cash and investments                  2,075,499            2,074,507
Federal income tax recoverable due from parent               218,179            1,607,743
                                                        ------------         ------------
            Total assets                                $ 15,575,282         $ 16,293,972
                                                        ============         ============

            Liabilities                                 March 31, 2003     December 31, 2002
Accrued expenses                                        $  1,272,714         $    592,489
Reserve for unpaid loss and loss adjustment expenses       7,752,619            8,637,313
Provider settlements payable                                 219,574              225,630
Unearned premiums                                            248,898              763,200
Federal income tax payable                                   113,282                    -
Amount due to parent                                               -              102,273
                                                        ------------         ------------
            Total liabilities                           $  9,607,087         $ 10,320,905
                                                        ============         ============

            Operations                                  March 31, 2003     March 31, 2002

Operating revenue                                       $ 12,067,221         $ 20,286,330
(Loss) on discontinued operations before federal
  income tax                                                (281,599)            (961,111)
(Loss) on discontinued operations after federal
  income tax                                            $   (185,297)        $   (643,692)


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company's operations have historically consisted of two business segments. The parent company, First Choice Health Network (the "Network), operates a PPO rental network and the subsidiary company, First Choice Health Plan
(the "Plan"), operates as a health care service contractor that accepts insurance risk.

As a result of the decision by the Plan's Board of Directors authorizing management to exit the insured health care business by no later than December 2003, the Plan business is presented as a discontinued segment in the financial statements. The exit is proceeding in an orderly manner and no business will be renewed beginning in February 2003. As a result of the exit, the Plan's insured membership has declined from 28,715 at December 31, 2002 to 16,929 at March 31, 2003.

As the Plan ceases to offer its commercial insurance products, a new business strategy of offering benefits administration services to self-funded employers ("TPA" business) is being implemented. This strategy allows the Company to take advantage of its extensive technological and staff capabilities for health benefits administration that were developed for the commercial insurance business. Development of this TPA business will help to mitigate some of the administrative costs of exiting the commercial insurance business by utilizing current infrastructure. TPA membership is 9,725 at March 31, 2003. As a result, the TPA business has now replaced the discontinued insurance business as a business segment for the Company.

The Network's revenues consist primarily of access fees paid to utilize the PPO network, but also includes fees generated from medical management services, Employee Assistance Programs and a complementary and alternative medicine provider network.

The TPA revenues consist primarily of fees paid for administrative services provided by the TPA.

FORWARD-LOOKING STATEMENTS

This quarterly report on 10-Q includes forward-looking statements about the future operations of the Company, including discussion of the effects of the Company's exit from the insured health care business, the prospects for the Company's entry into the TPA business, and the adequacy of the Company's reserves for claims expenses and unreported claims. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.
Such factors include the Company's ability to attract new TPA customers, the cost of maintaining technological and staff capabilities for health benefits administration, and the risk associated with potential claim volatility and adverse selection as a result of the reduced membership in the Plan due to the Company's decision to exit the insured health care business. Because of these uncertainties, actual future results, performance or achievements may be materially different from the results, performance or achievements expressed or implied by these forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Operating revenue, net of discontinued operations, increased $.9 million (19.7%) from 2002 to 2003. The increase in 2003 resulted from a rate increase on PPO rental network fees ($.4 million) and the launch of the Company's TPA business segment ($.4 million). Hospital administration fees experienced nominal ($10,000) growth.

Selling and administrative expenses of the ongoing business segments increased $.4 million (39.3%) from 2002 to 2003. The increase resulted primarily from the redirection of costs from the insured business to the new TPA business. Payroll and related expenses of the ongoing business segments experienced a similar fluctuation with a $.4 million increase (25.9%) from 2002 to 2003 resulting from the same redirection of costs from the insured business to the TPA business.

The Plan's net loss as shown on the discontinued operations line on the statements of income for the three months ended March 31, 2003 and 2002 is $185,297 and $643,692, respectively. The reduction in loss results from a combination of the following factors: reduced exposure as member months decreased by 51% to 57,736 in 2003, reduced operating expenses as a result of the decreasing membership and corresponding start up of TPA services, and an improvement in the medical loss ratio from 90.6% in 2002 to 90.0% in 2003.

Related Party Transactions

The Company's related party transactions consist of four components. One component is the premium revenue that is received from the Company's owner hospitals for their employee groups that are members of the Plan. The second component is the administrative fee received from the Company's owner hospitals for TPA services. The third component is the Company's payment to the owner hospitals in the form of claims payments for medical services rendered to any member of the Plan. These three components are independent of each other and have no relationship for analytical purposes. A fourth component, hospital administrative fees from owner hospitals, is unrelated to the other components.

MARKET RISK

The Company offers its PPO, TPA and Plan products in a highly competitive environment. The Company has numerous competitors, including for-profit and not-for-profit HMOs, TPAs, preferred provider organizations ("PPOs"), and indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than the Company.

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

As discussed above, the Plan's existing commercial insured business will be wound down in an orderly manner with a complete exit of the commercial insured business by December 2003. The resulting reduction in membership may subject the Plan to various risks including adverse selection, claim volatility and administrative costs that may result in losses. This decision to exit the insured business required the Company to evaluate the carrying value of its investment in the Plan, and as of March 31, 2003 there has been no change in valuation of the investment in the Plan.


LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1986, the Company has financed its operations from equity investments from over 870 physicians, from the seven hospitals comprising the Company's Class B shareholders, non-equity capital contributions from four additional hospitals pursuant to their respective participation agreements, and funds from operations.

As indicated on the Company's Condensed Consolidated Statement of Cash Flows at March 31, 2003, the Company had cash and cash equivalents of approximately $.6 million compared to approximately $2.3 million at December 31, 2002. The decrease in cash resulted from the additional investment in securities available for sale of $1.7 million (net of repayments) in the first quarter. The Company anticipates that the revenue generated by operations, cash and cash equivalents and investment securities available for sale as of March 31, 2003 will be sufficient to meet its cash requirements throughout 2003. The reduction in the Plan's insured membership is expected to be funded by a corresponding reduction in the Plan's reserve for unpaid claims and claim adjustment expenses.

Following are explanations of significant balance sheet account fluctuations:
Cash and cash equivalents deceased 73%, or $1.7 million, while investment securities available for sale increased 36%, or $1.7 million. The decrease in cash resulted from the purchase of investment securities available for sale in the first quarter. Federal income tax payable due to affiliate decreased 86%, or $1.4 million, as a result of repayments during the first quarter of 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a result of the decision to exit the insured health care business by December 31, 2003, the Company's 80% ownership in the Plan was written down at December 31, 2001 to the expected net realizable value, which is the Plan's book value. Management believes this measurement of the expected net realizable value is still valid as of March 31, 2003.

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


Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the reported market risks faced by the Company since the end of its most recent fiscal year.


Item 4     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Executive Vice President of Finance and several other members of the registrant's senior management within the 90-day period preceding the filing date of this quarterly report. The Registrant's Chief Executive Officer and Executive Vice President of Finance concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Executive Vice President) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: In the quarter ended March 31, 2003, the Registrant did not make any significant changes in, or take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.



Part II     Other Information


   Item 1     Legal Proceedings

        In the normal course of business, the Company may encounter claims, assessments, and litigation brought against the Company. If and when these situations arise, the Company assesses the situation and accrues for financial exposure, if appropriate. As of March 31, 2003, the Company is not aware of any such material situations.


   Item 6     Exhibits and Reports on Form 8-K

      Exhibit 10.26 Supplemental Executive Retirement Plan

      Exhibit 99.1 Sarbanes-Oxley Section 906 Certification for Gary Gannaway,
                   Chief Executive Officer

      Exhibit 99.2 Sarbanes-Oxley Section 906 Certification for Kenneth A.
                   Hamm, Executive Vice President of Finance

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE HEALTH NETWORK, INC.

Date:	May 15, 2003

	By:  / s /Kenneth A. Hamm
	Kenneth A. Hamm
	Executive Vice President of Finance
	(Principal Financial and Accounting Officer
	and Duly Authorized Officer)

                               CERTIFICATIONS

I, Gary Gannaway, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, do hereby certify that:
(1) I have reviewed this Quarterly report on Form 10-Q of First Choice Health Network, Inc.;

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

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent functions):
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


By:    / s /Gary Gannaway
           -----------------------------
            Gary Gannaway,
            President and Chief Executive Officer
		May 15, 2003

I, Kenneth A. Hamm, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, do hereby certify that:
(1) I have reviewed this Quarterly report on Form 10-Q of First Choice Health Network, Inc.;

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

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent functions):
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


By:    / s /Kenneth A. Hamm
           -----------------------------
            Kenneth A. Hamm,
            Executive Vice President of Finance
		May 15, 2003