Form 10-Q
period 2003-06-30
FIRST CHOICE HEALTH NETWORK INC
filed 2003-08-14
CIK 922622

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q

     [   X   ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended JUNE 30, 2003

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

                               600 University Street
                                  Suite 1400
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

              Yes   ______                     No   __X___


The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on June 30, 2003, was 538 shares and 40,600 shares, respectively.

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q

                                                                          Page
Part I      Financial Information

      Item 1   Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      at June 30, 2003 and December 31, 2002                                3

      Condensed Consolidated Statements of Income (Unaudited)
      for the Three and Six Months Ended June 30, 2003 and 2002             5

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended June 30, 2003 and 2002                       6

      Notes to Condensed Consolidated Financial Statements (Unaudited)      7

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               11

      Item 3   Quantitative and Qualitative Disclosures About Market Risk  14

      Item 4   Controls and Procedures                                     14


Part II     Other Information

      Item 1   Legal Proceedings                                           15

      Item 4   Submission of Matters to the Vote of Security Holders       15

      Item 6   Exhibits and Reports                                        16

      Signatures                                                           17

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2003 AND DECEMBER 31, 2002

                                                                     June 30,   December 31,
ASSETS                                                                 2003          2002
CURRENT ASSETS:
Cash and cash equivalents                                          $   323,619   $ 2,324,382
Investment securities available for sale                             6,455,902     4,712,815
Service fees receivable, net of allowance
  for doubtful accounts of $142,594 and $131,840                     1,312,502     1,400,693
Service fees receivable from related parties                           316,407       502,000
Prepaid expenses                                                       456,876       508,900
Deferred tax assets                                                    176,196       181,711
Other current assets                                                   194,391        39,165
Receivable from subsidiary                                              41,073       102,273
Federal income tax receivable from subsidiary                          542,523          -
Current assets of discontinued operations                           13,764,023    14,219,465
                                                                   -----------   -----------
            Total current assets                                    23,583,512    23,991,404

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              4,969,396     4,538,941
Computer software                                                    1,380,109     1,277,375
                                                                   -----------   -----------
                                                                     6,349,505     5,816,316
Less accumulated depreciation and amortization                      (4,855,662)   (4,362,200)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                     1,493,843     1,454,116


DEFERRED TAX ASSETS                                                    985,250       945,214

OTHER ASSETS:
Investment in Assured Health                                           337,400       337,400
Assets of discontinued operations                                    2,078,026     2,074,507
                                                                   -----------   -----------
            Total other assets                                       2,415,426     2,411,907
                                                                   -----------   -----------
TOTAL                                                              $28,478,031   $28,802,641
                                                                   ===========   ===========


See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2003 AND DECEMBER 31, 2002

                                                                      June 30,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                    2003           2002

CURRENT LIABILITIES:
Accounts payable                                                   $   417,450     $  487,291
Accrued expenses                                                     1,292,367      1,342,978
Federal income tax payable                                             325,551        110,582
Federal income tax benefit due to subsidiary                             -          1,607,743
Current liabilities of discontinued operations                       8,527,159     10,320,905
                                                                   -----------    -----------
            Total current liabilities                               10,562,527     13,869,499

MINORITY INTEREST                                                    1,505,946      1,222,530

REDEEMABLE EQUITY PARTICIPATION                                      2,520,000      2,385,443

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 538 and 538 shares                               538            538
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                 40,600         40,600
Additional paid-in capital                                           4,306,221      4,306,221
Paid-in capital from affiliates                                      1,472,108      1,472,108
Retained earnings                                                    8,014,557      5,452,362
Accumulated other comprehensive income, net of tax                      55,534         53,340
                                                                   -----------    -----------
            Total shareholders' equity                              13,889,558     11,325,169
                                                                   -----------    -----------

TOTAL                                                              $28,478,031    $28,802,641
                                                                   ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                                                 Three Months Ended           Six Months Ended
                                                                       June 30,                   June 30,
         `
                                                                  2003          2002          2003        2002
OPERATING REVENUE:
Network access fees                                            $2,508,243    $2,303,410    $4,914,542    $4,345,947
Hospital administrative fees                                    1,159,794     1,276,551     2,455,773     2,485,096
Hospital administrative fees, related parties                     991,955     1,205,289     1,975,922     2,266,145
Third party administration fees                                   467,914       886,203         -             -
Other                                                             129,155        62,563       233,028       100,443
                                                              -----------    ----------    ----------   -----------
          Total operating revenue                               5,257,061     4,847,813    10,465,468     9,197,631
                                                              -----------    ----------    ----------   -----------
OPERATING EXPENSES:
Payroll and related expenses                                    2,040,929     1,587,873     3,931,884     3,090,309
Selling, general, and administrative expenses                   1,499,520     1,226,742     2,928,238     2,252,180
                                                             ------------   -----------    ----------   -----------
          Total operating expenses                              3,540,449     2,814,615     6,860,122     5,342,489
                                                             ------------   -----------    ----------   -----------
          Operating income                                      1,716,612     2,033,198     3,605,346     3,855,142

OTHER INCOME:
Interest                                                           40,615        52,134        95,166        63,877
Other                                                              15,064        68,519        75,108       146,429
                                                             ------------   -----------    ----------   -----------
          Total other income                                       55,679       120,653       170,274       210,306
                                                             ------------   -----------    ----------   -----------
Income from continuing operations before
federal income taxes and minority interest                      1,772,291     2,153,851      3,775,620    4,065,448
Provision for federal income taxes on
continuing operations                                             618,024       712,434      1,301,026    1,363,081
                                                             ------------   -----------    -----------   ----------
Income on continuing operations before
minority interest                                               1,154,267     1,441,417      2,474,594    2,702,367

MINORITY INTEREST                                                (181,275)      389,801       (240,815)     424,904
                                                             ------------   -----------    -----------    ---------
Income from continuing operations after
minority interest                                                 972,992     1,831,218      2,233,779    3,127,271

Discontinued operations:
  Income (loss) from discontinuation of First Choice
  Health Plan Insurance operations (net of applicable
  Income tax expense (benefit) of $265,486, ($1,198,509),
  $169,184 and ($1,515,928))                                      513,713    (2,391,547)       328,416   (3,035,239)
                                                             ------------   ------------    -----------    ---------

NET INCOME (LOSS)                                              $1,486,705     ($560,329)    $2,562,195     $ 92,032
                                                             ============    ===========    ===========   ==========
NET INCOME (LOSS) PER COMMON SHARE                                 $25.40        ($9.57)        $43.76        $1.57
                                                             ============    ==========    ===========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                                58,538        58,540         58,538       58,540
                                                             ============    ==========    ===========   ==========

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                       2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                           $  2,233,779    $  3,127,271
  Adjustments to reconcile net income to net cash
  provided/(used) by continuing operating activities:
    Depreciation                                                       493,462         522,902
    Deferred income taxes, net                                         (34,521)       (239,414)
    Provision for doubtful accounts                                     10,754          (6,969)
    Minority interest                                                  283,416        (424,904)
  Changes in operating assets and liabilities:
    Service fees receivable                                            263,030        (297,967)
    Amount due to subsidiary                                        (2,089,066)        288,021
    Provider settlements receivable                                      -             404,518
    Prepaid expenses                                                    52,024         158,197
    Other current assets                                              (155,226)        272,335
    Accounts payable                                                   (69,841)         11,409
    Accrued expenses                                                   (50,611)        (54,806)
    Federal income tax payable                                         214,969            -
                                                                  ------------    ------------
  Net cash provided by continuing operating activities               1,152,169       3,760,593

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment in Assured Health                                            (179,133)
  Purchase of furniture, equipment, and computer software             (533,189)       (148,162)
  Purchase of investments available for sale                        (2,944,977)     (2,289,692)
  Principal paydowns of investments available for sale               1,206,748         253,136
  Other                                                               (213,009)           -
                                                               ---------------    ------------
  Net cash used by investing activities                             (2,484,427)     (2,363,851)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repurchase of Class A common stock membership
    rights from physicians                                                 -            (2,488)
  Payment of note payable                                                  -          (698,170)
  Redeemable equity participation                                      134,557            -
                                                                  ------------     -----------
  Net cash provided (used) by financing activities                     134,557        (700,658)

CASH FLOWS TO DISCONTINUED OPERATIONS                                 (803,062)     (1,117,032)
                                                                  ------------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (2,000,763)       (420,948)
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                  2,324,382       1,620,733
                                                                  ------------     -----------
  End of period                                                   $    323,619    $  1,199,785
                                                                  ============     ===========
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the period for:
    Federal income taxes                                            $1,212,000            -
    Interest                                                             -          $   32,294

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


NOTE 1  PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of First Choice Health Network, Inc. and Subsidiary, the accompanying unaudited interim condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003, and the results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. The condensed consolidated financial statements include the segregation of the discontinued operations of the insured health plan business which required a restatement of the prior year's financial statements to be comparative. (See Note 5.)
The results of interim operations are not necessarily indicative of operating results for the entire year.


NOTE 2  INVESTMENTS

During the six months ended June 30, 2003, the Company purchased $2.9 million of bonds available for sale. The amortized cost, unrealized gains or losses and fair values of investments in debt securities as of June 30, 2003 and December 31, 2002 are as follows:

                                                   Gross          Gross
                                                 Unrealized     Unrealized
                               Amortized Cost       Gains         Losses           Fair Value
AS OF June 30, 2003

Mortgage-backed adjustable
rate securities                $  6,433,578     $  29,352       $  (7,028)       $  6,455,902
                                -----------      --------        ---------         ----------

Total Bonds                    $  6,423,578     $  29,352       $  (7,028)       $  6,455,902
                                ===========      ========        =========         ==========

AS OF DECEMBER 31, 2002

Mortgage-backed adjustable
rate securities                $  4,695,347     $  20,089       $  (2,621)       $  4,712,815
                                -----------      --------        ---------         ----------

Total Bonds                    $  4,695,347     $  20,089       $  (2,621)       $  4,712,815
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

Principal paydowns on investments in debt securities during the first six months of 2003 were $1,206,748.

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

In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company's statement of financial position or results of operations.


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

As a result of the exit from the commercial insurance market, the segment reported as of December 31, 2002 as the Plan, which offered a variety of fully insured health insurance plans to employer groups, is being reported as a discontinued operation and will no longer be included as an operating segment for ongoing operations. Disclosures for June 30, 2002 have been restated as required.

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

Measurement of segment profit or loss and segment assets: The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses. The following information has been restated for the three and six months ended June 30, 2002, to exclude the discontinued operations.


Information about profit or loss and assets of reportable segments:

                                           First Choice         Third Party
                                          Health Network       Administration        Total
                                          --------------        ------------      -------------
Three months ended June 30, 2003:
   Revenues from external customers      $   4,789,147        $     467,914      $   5,257,061
   Intersegment revenue                         20,196              (20,196)             -
   Net income (loss)                         1,273,369             (119,102)         1,154,267
   Minority interest                                                                  (181,275)
   Income from discontinued operations                                                 513,713
   Consolidated net income                                                           1,486,705

Three months ended June 30, 2002:
   Revenues from external customers      $   4,847,813        $         -        $   4,847,813
   Net income                                1,441,417                  -            1,441,417
   Minority interest                                                                   389,801
   Loss from discontinued operations                                                (2,391,547)
   Consolidated net (loss)                                                            (560,329)

Six months ended June 30, 2003:
   Revenues from external customers      $   9,579,265        $     886,203      $  10,465,468
   Intersegment revenue                         40,464              (40,464)             -
   Net income (loss)                         2,638,196             (163,602)         2,474,594
   Minority interest                                                                  (240,815)
   Income from discontinued operations                                                 328,416
   Consolidated net income                                                           2,562,195

Six months ended June 30, 2002:
   Revenues from external customers      $   9,197,631        $         -        $   9,197,631
   Net income                                2,702,367                  -            2,702,367
   Minority interest                                                                   424,904
   Loss from discontinued operations                                                (3,035,239)
   Consolidated net income                                                              92,032

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

At the Balance Sheet date the following assets included in the condensed consolidated balance sheet apply to the discontinued operations of the Plan:

            Assets                                      June 30, 2003      December 31, 2002
Cash and cash equivalents                               $  5,076,905         $    501,078
Investment securities available for sale                   8,335,670            9,094,340
Premiums receivable                                            1,114            2,642,137
Prepaid expenses and other receivables                       269,340              215,411
Deferred tax asset                                            80,994              158,756
Federal income tax benefit due from parent                    -                 1,607,743
Restricted indemnity cash and investments                  2,078,026            2,074,507
                                                        ------------         ------------
            Total assets                                $ 15,842,049         $ 16,293,972
                                                        ============         ============

            Liabilities
Accrued expenses                                        $  1,322,874         $    592,489
Reserve for unpaid loss and loss adjustment expenses       6,088,770            8,637,313
Provider settlements payable                                 281,162              225,630
Unearned premiums                                            250,757              763,200
Amount due to parent                                          41,073              102,273
Federal income tax payable to parent                         542,523                 -
                                                        ------------         ------------
            Total liabilities                           $  8,527,159         $ 10,320,905
                                                        ============         ============

The following amounts representing revenue, and income and loss from discontinued operations are included in the condensed consolidated statement of income for the three and six months ended June 30, 2003 and 2002:

            Operations
                                                                 Three Months Ended           Six Months Ended
                                                                       June 30,                   June 30,
         `
                                                                  2003          2002          2003        2002

Operating revenue                                               9,820,053    18,993,999    21,887,274    39,280,329
Income (loss) on discontinued operations before
federal income tax                                                779,199    (3,590,056)      497,600    (4,551,167)
Income (loss) on discontinued operations after
Federal income tax                                                513,713    (2,391,547)      328,416    (3,035,239)


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

As a result of the decision by the Plan's Board of Directors authorizing management to exit the insured health care business by no later than December 2003, the Plan business is presented as a discontinued segment in the financial statements. The exit is proceeding in an orderly manner and no business will be renewed beginning in February 2003. As a result of the exit, the Plan's insured membership has declined from 28,715 at December 31, 2002 to 12,808 at June 30, 2003.

As the Plan ceases to offer its commercial insurance products, a new business strategy of offering benefits administration services to self-funded employers ("TPA" business) is being implemented. This strategy allows the Company to take advantage of its extensive technological and staff capabilities for health benefits administration that were developed for the commercial insurance business. Development of this TPA business will help to mitigate some of the administrative costs of exiting the commercial insurance business by utilizing current infrastructure. TPA membership is 9,568 at June 30, 2003. As a result, the TPA business has now replaced the discontinued insurance business as a business segment for the Company.

The Network's revenues consist primarily of access fees paid to utilize the PPO network, but also includes fees generated from medical management services, Employee Assistance Programs and a complementary and alternative medicine provider network.

The TPA revenues consist primarily of fees paid for administrative services provided by the TPA.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements about the future operations of the Company, including discussion of the effects of the Company's exit from the insured health care business, the prospects for the Company's entry into the TPA business, and the adequacy of the Company's reserves for claims expenses and unreported claims. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.
Such factors include the Company's ability to attract new TPA customers, the cost of maintaining technological and staff capabilities for health benefits administration, and the risk associated with potential claim volatility and adverse selection as a result of the reduced membership in the Plan due to the Company's decision to exit the insured health care business. Because of these uncertainties, actual future results, performance or achievements may be materially different from the results, performance or achievements expressed or implied by these forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Operating revenue, net of discontinued operations, increased $.4 million (8.4%) from 2002 to 2003. The increase in 2003 resulted principally from the launch of the Company's TPA business segment ($.5 million). Hospital administration fees experienced a decrease of $.3 million while network access fee revenue increased by $.2 million.

Selling, general and administrative expenses of the ongoing business segments increased $.3 million (22.2%) from 2002 to 2003. The increase resulted primarily from the redirection of costs from the insured business to the new TPA business. Payroll and related expenses of the ongoing business segments experienced a similar fluctuation with a $.5 million increase (28.5%) from 2002 to 2003 resulting from the same redirection of costs from the insured business to the TPA business.

The Plan's net income and loss as shown on the discontinued operations line on the statements of income for the three months ended June 30, 2003 and 2002 is $513,713 and ($2,391,547), respectively. The swing from a net loss in 2002 to net income in 2003 results from a combination of the following factors: reduced exposure as member months decreased by 61.7% to 40,987 in 2003, reduced operating expenses as a result of the decreasing membership and corresponding start up of TPA services in the Network, and an improvement in the medical loss ratio from 97.7% in 2002 to 85.1% in 2003.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Operating revenue, net of discontinued operations, increased $1.3 million (13.8%) from 2002 to 2003. The increase in 2003 resulted principally from the launch of the Company's TPA business segment ($.9 million) and the impact of a rate increase on PPO rental network fees ($.6 million) offset by a decrease in hospital administration fees of $.3 million.

Selling and administrative expenses of the ongoing business segments increased $.7 million (30.0%) from 2002 to 2003. The increase resulted primarily from the redirection of costs from the insured business to the new TPA business. Payroll and related expenses of the ongoing business segments experienced a similar fluctuation with a $.8 million increase (27.2%) from 2002 to 2003 resulting from the same redirection of costs from the insured business to the TPA business.

The Plan's net income and loss as shown on the discontinued operations line on the statements of income for the six months ended June 30, 2003 and 2002 is $328,416 and ($3,035,239), respectively. The swing from a net loss to net income results from a combination of the following factors: reduced exposure as member months decreased by 56.7% to 96,378 in 2003, reduced operating expenses as a result of the decreasing membership and corresponding start up of TPA services in the Network, and an improvement in the medical loss ratio from 97.7% in 2002 to 85.1% in 2003.

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

As discussed above, the Plan's existing commercial insured business will be wound down in an orderly manner with a complete exit of the commercial insured business by December 2003. The resulting reduction in membership may subject the Plan to various risks including adverse selection, claim volatility and administrative costs that may result in losses. This decision to exit the insured business required the Company to evaluate the carrying value of its investment in the Plan. The contractually required capital contribution of $213,009 was made into the Plan in the second quarter of 2003. This investment was written down by 20% ($43,000) to reflect the 20% interest not owned by the Company.


LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1986, the Company has financed its operations from equity investments from over 870 physicians, from the seven hospitals comprising the Company's Class B shareholders, non-equity capital contributions from four additional hospitals pursuant to their respective participation agreements, and funds from operations.

As indicated on the Company's Condensed Consolidated Balance Sheet at
June 30, 2003, the Company had cash and cash equivalents of approximately
$.3 million compared to approximately $2.3 million at December 31, 2002. The decrease in cash resulted from activity as shown in the Condensed Consolidated Statements of Cash Flows on page six.

The Company anticipates that the revenue generated by operations, cash and cash equivalents and investment securities available for sale as of June 30, 2003 will be sufficient to meet its cash requirements throughout 2003. The reduction in the Plan's insured membership is expected to be funded by the Plan's cash and investments totaling $15.5 million at June 30, 2003.

Following are explanations of significant balance sheet account fluctuations:
Cash and cash equivalents deceased 86.1%, or $2.0 million, while investment securities available for sale increased 37.0%, or $1.7 million. The decrease in cash resulted from activity as shown in the Condensed Consolidated Statements of Cash Flows on page six. Federal income tax payable due to subsidiary of $1.6 million was repaid in the first quarter. The income tax receivable from subsidiary of $.5 million as of June 30, 2003 is a result of current year tax accruals.

The Company has not historically paid cash dividends, but is currently reevaluating this policy given the reduced capital needs as insurance operations are exited.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a result of the decision to exit the insured health care business by December 31, 2003, the Company's 80% ownership in the Plan was written down by $1,237,486 at December 31, 2001 to the expected net realizable value, which is 80% of the Plan's book value. Management believes this measurement of the expected net realizable value is still valid as of June 30, 2003.

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

Item 4     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in Rule 13(a)-15e under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Executive Vice President of Finance and several other members of the registrant's senior management as of the end of the period covered by this report. Based on that evaluation, the Registrant's Chief Executive Officer and Executive Vice President of Finance concluded that the Registrant's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Executive Vice President of Finance) as appropriate to allow timely decisions regarding required disclosure, and
     (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Control over financial reporting: In the quarter ended June 30, 2003, there has been no change in the Registrant's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, it's internal control over financial reporting.

     Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Registrant's reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized;

 (2) assets are safeguarded against unauthorized or improper use; and
 (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.

    Limitations on the Effectiveness of Controls. The Registrant's management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Registrant have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


Part II     Other Information

   Item 1     Legal Proceedings

        In the normal course of business, the Company may encounter claims, assessments, and litigation brought against the Company. If and when these situations arise, the Company assesses the situation and accrues for financial exposure, if appropriate. As of June 30, 2003, the Company is not aware of any such material situations.

   Item 4     Submission of Matters to the Vote of Security Holders

        The Company held its 2003 annual meeting of shareholders on June 26, 2003. The following directors were elected at the annual meeting:

                                                    For              Withheld

              Kenneth D. Graham                     40,926               19
              Richard A. McGee                      35,126            5,816
              Barbara L. Mitchell                   35,116            5,815
              Richard A. Peterson                   40,915               17
              Paul G. Ramsey                        40,917               16
              Richard E. Rust                       40,923               18
              Mitchell B. Weinberg                  40,914               14

         The other matters presented for action at the annual meeting were approved by the following vote:

                                                    For      Against      Abstain
              Amendment of Articles of
              Incorporation                        40,881         6           41
              Amendment of Bylaws                  40,882         5           41
              Ratification of the appointment
              Moss Adams LLP as independent
              accountants                          40,899         3           11

   Item 6     Exhibits and Reports
      The following exhibits are filed with this report:

      Exhibit 31.1 Certification of Gary Gannaway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 Certification of Kenneth A. Hamm pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.1 Sarbanes-Oxley Section 906 Certification for Gary Gannaway,
                   Chief Executive Officer

      Exhibit 32.2 Sarbanes-Oxley Section 906 Certification for Kenneth A.
                   Hamm, Executive Vice President of Finance

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE HEALTH NETWORK, INC.

Date:  August 14, 2003

      By:  / s /Kenneth A. Hamm
      Kenneth A. Hamm
      Executive Vice President of Finance
      (Principal Financial and Accounting Officer
      and Duly Authorized Officer)