Form 10-Q/A
period 2003-06-30
FIRST CHOICE HEALTH NETWORK INC
filed 2003-11-14
CIK 922622

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q/A
                                 (Amendment No. 1)

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

First Choice Health Network, Inc., is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, originally filed on August 14, 2003 to correct an error in the line item for third party administration fees in its condensed consolidated statements of income included in Item 1 of Part I.

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q/A
                                 (Amendment No. 1)
                                                                          Page
Part I      Financial Information

      Item 1   Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      at June 30, 2003 and December 31, 2002                                3

      Condensed Consolidated Statements of Income (Unaudited)
      for the Three and Six Months Ended June 30, 2003 and 2002             5

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended June 30, 2003 and 2002                       6

      Notes to Condensed Consolidated Financial Statements (Unaudited)      7


Part II     Other Information


      Item 6   Exhibits and Reports                                        11

      Signatures                                                           12

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


                                                                 Three Months Ended           Six Months Ended
                                                                       June 30,                   June 30,
         `
                                                                  2003          2002          2003        2002
OPERATING REVENUE:
Network access fees                                            $2,508,243    $2,303,410    $4,914,542    $4,345,947
Hospital administrative fees                                    1,159,794     1,276,551     2,455,773     2,485,096
Hospital administrative fees, related parties                     991,955     1,205,289     1,975,922     2,266,145
Third party administration fees                                   467,914         -           886,203         -
Other                                                             129,155        62,563       233,028       100,443
                                                              -----------    ----------    ----------   -----------
          Total operating revenue                               5,257,061     4,847,813    10,465,468     9,197,631
                                                              -----------    ----------    ----------   -----------
OPERATING EXPENSES:
Payroll and related expenses                                    2,040,929     1,587,873     3,931,884     3,090,309
Selling, general, and administrative expenses                   1,499,520     1,226,742     2,928,238     2,252,180
                                                             ------------   -----------    ----------   -----------
          Total operating expenses                              3,540,449     2,814,615     6,860,122     5,342,489
                                                             ------------   -----------    ----------   -----------
          Operating income                                      1,716,612     2,033,198     3,605,346     3,855,142

OTHER INCOME:
Interest                                                           40,615        52,134        95,166        63,877
Other                                                              15,064        68,519        75,108       146,429
                                                             ------------   -----------    ----------   -----------
          Total other income                                       55,679       120,653       170,274       210,306
                                                             ------------   -----------    ----------   -----------
Income from continuing operations before
federal income taxes and minority interest                      1,772,291     2,153,851      3,775,620    4,065,448
Provision for federal income taxes on
continuing operations                                             618,024       712,434      1,301,026    1,363,081
                                                             ------------   -----------    -----------   ----------
Income on continuing operations before
minority interest                                               1,154,267     1,441,417      2,474,594    2,702,367

MINORITY INTEREST                                                (181,275)      389,801       (240,815)     424,904
                                                             ------------   -----------    -----------    ---------
Income from continuing operations after
minority interest                                                 972,992     1,831,218      2,233,779    3,127,271

Discontinued operations:
  Income (loss) from discontinuation of First Choice
  Health Plan Insurance operations (net of applicable
  Income tax expense (benefit) of $265,486, ($1,198,509),
  $169,184 and ($1,515,928))                                      513,713    (2,391,547)       328,416   (3,035,239)
                                                             ------------   ------------    -----------    ---------

NET INCOME (LOSS)                                              $1,486,705     ($560,329)    $2,562,195     $ 92,032
                                                             ============    ===========    ===========   ==========
NET INCOME (LOSS) PER COMMON SHARE                                 $25.40        ($9.57)        $43.76        $1.57
                                                             ============    ==========    ===========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                                58,538        58,540         58,538       58,540
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


Part II     Other Information


   Item 6     Exhibits and Reports
      The following exhibits are filed with this report:

      Exhibit 31.1 Certification of Gary Gannaway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 Certification of Kenneth A. Hamm pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.1 Sarbanes-Oxley Section 906 Certification for Gary Gannaway,
                   Chief Executive Officer

      Exhibit 32.2 Sarbanes-Oxley Section 906 Certification for Kenneth A.
                   Hamm, Executive Vice President of Finance

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE HEALTH NETWORK, INC.

Date:  November 6, 2003

      By:  / s /Kenneth A. Hamm
      Kenneth A. Hamm
      Executive Vice President of Finance
      (Principal Financial and Accounting Officer
      and Duly Authorized Officer)