Form 10-Q
period 2003-09-30
FIRST CHOICE HEALTH NETWORK INC
filed 2003-11-14
CIK 922622

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q

     [   X   ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended SEPTEMBER 30, 2003

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

              Yes   ______                     No   __X___


The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on September 30, 2003, was 538 shares and 40,600 shares, respectively.

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q

                                                                          Page
Part I      Financial Information

      Item 1   Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      at September 30, 2003 and December 31, 2002                           3

      Condensed Consolidated Statements of Income (Unaudited)
      for the Three and Nine Months Ended September 30, 2003 and 2002       5

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Nine Months Ended September 30, 2003 and 2002                 6

      Notes to Condensed Consolidated Financial Statements (Unaudited)      7

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               11

      Item 3   Quantitative and Qualitative Disclosures About Market Risk  14

      Item 4   Controls and Procedures                                     14


Part II     Other Information

      Item 1   Legal Proceedings                                           15

      Item 6   Exhibits and Reports on Form 8-K                            16

      Signatures                                                           17

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                                                  September 30,   December 31,
ASSETS                                                                 2003          2002
CURRENT ASSETS:
Cash and cash equivalents                                          $ 2,044,114   $ 2,324,382
Investment securities available for sale                             7,084,297     4,712,815
Service fees receivable, net of allowance
  for doubtful accounts of $ 57,223 and $131,840                     1,049,309     1,400,693
Service fees receivable from related parties                           233,845       502,000
Prepaid expenses                                                       527,942       508,900
Deferred tax assets                                                    151,863       181,711
Other current assets                                                   283,428        39,165
Receivable from subsidiary                                              40,746       102,273
Current assets of discontinued operations                           10,975,701    14,219,465
                                                                   -----------   -----------
            Total current assets                                    22,391,245    23,991,404

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              5,232,105     4,538,941
Computer software                                                    1,380,109     1,277,375
                                                                   -----------   -----------
                                                                     6,612,214     5,816,316
Less accumulated depreciation and amortization                      (5,125,373)   (4,362,200)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                     1,486,841     1,454,116


DEFERRED TAX ASSETS                                                  1,024,538       945,214

OTHER ASSETS:
Investment in Assured Health                                           337,400       337,400
Other assets                                                            78,468         -
Assets of discontinued operations                                    2,078,115     2,074,507
                                                                   -----------   -----------
            Total other assets                                       2,493,983     2,411,907
                                                                   -----------   -----------
TOTAL                                                              $27,396,607   $28,802,641
                                                                   ===========   ===========


See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                                                  September 30,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                    2003           2002

CURRENT LIABILITIES:
Accounts payable                                                   $   585,652    $   487,291
Accrued expenses                                                     2,193,590      1,342,978
Federal income tax payable                                               3,019        110,582
Federal income tax benefit due to subsidiary                             -          1,607,743
Current liabilities of discontinued operations                       5,441,469     10,320,905
                                                                   -----------    -----------
            Total current liabilities                                8,223,730     13,869,499

MINORITY INTEREST                                                    1,628,675      1,222,530

REDEEMABLE EQUITY PARTICIPATION                                      2,520,000      2,385,443

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 538 shares                                       538            538
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                 40,600         40,600
Additional paid-in capital                                           4,306,221      4,306,221
Paid-in capital from affiliates                                      1,472,108      1,472,108
Retained earnings                                                    9,201,804      5,452,362
Accumulated other comprehensive income, net of tax                       2,931         53,340
                                                                   -----------    -----------
            Total shareholders' equity                              15,024,202     11,325,169
                                                                   -----------    -----------

TOTAL                                                              $27,396,607    $28,802,641
                                                                   ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30,                September 30,
         `
                                                                  2003          2002          2003        2002
OPERATING REVENUE:
Network access fees                                            $2,527,073    $2,361,009    $7,441,615    $6,706,956
Hospital administrative fees                                    1,235,692     1,273,188     3,691,465     3,758,284
Hospital administrative fees, related parties                     980,097     1,130,497     2,956,019     3,396,642
Third party administration fees                                   503,313          -        1,389,516          -
Other                                                             163,917        41,372       396,945       141,815
                                                               ----------    ----------    ----------    ----------
          Total operating revenue                               5,410,092     4,806,066    15,875,560    14,003,697
                                                               ----------    ----------    ----------    ----------
OPERATING EXPENSES:
Payroll and related expenses                                    2,113,680     1,468,226     6,045,564     4,558,535
Selling, general, and administrative expenses                   1,633,585     1,164,326     4,561,823     3,416,506
                                                               ----------    ----------    ----------    ----------
          Total operating expenses                              3,747,265     2,632,552    10,607,387     7,975,041
                                                               ----------    ----------    ----------    ----------
          Operating income                                      1,662,827     2,173,514     5,268,173     6,028,656

OTHER INCOME (EXPENSE):
Interest                                                           39,380        12,356       134,546        76,233
Other                                                              42,179      (305,214)      117,287      (158,785)
                                                               ----------    ----------    ----------    ----------
          Total other income (expense)                             81,559      (292,858)      251,833       (82,552)
                                                               ----------    ----------    ----------    ----------
Income from continuing operations before
federal income taxes and minority interest                      1,744,386     1,880,656     5,520,006     5,946,104
Provision for federal income taxes on
continuing operations                                             594,864       799,002     1,895,890     2,162,083
                                                               ----------    ----------    ----------    ----------
Income on continuing operations before
minority interest                                               1,149,522     1,081,654     3,624,116     3,784,021

MINORITY INTEREST                                                (122,728)       12,569      (363,543)      437,473
                                                               ----------    ----------    ----------    ----------
Income from continuing operations after
minority interest                                               1,026,794     1,094,223     3,260,573     4,221,494

Discontinued operations:
  Income (loss) from discontinuation of First Choice
  Health Plan Insurance operations (net of applicable
  Income tax expense (benefit) of $82,657, ($298,124),
  $251,841 and ($1,814,052))                                      160,453      (513,679)      488,869    (3,548,918)
                                                               ----------    ----------    ----------    ----------

NET INCOME                                                     $1,187,247    $  580,544    $3,749,442    $  672,576
                                                               ==========    ==========    ==========    ==========
NET INCOME PER COMMON SHARE                                        $20.28         $9.91        $64.05        $11.48
                                                               ==========    ==========    ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                                58,538        58,572        58,538        58,572
                                                               ==========    ==========    ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                       2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                           $  3,260,573    $  4,221,494
  Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
    Depreciation                                                       763,173         783,738
    Deferred income taxes, net                                         (49,476)        255,629
    Provision for doubtful accounts                                    (74,617)       (321,373)
    Minority interest                                                  406,145         (53,873)
  Changes in operating assets and liabilities:
    Service fees receivable                                            694,156         588,528
    Amount due to subsidiary                                        (1,546,216)        350,500
    Provider settlements receivable                                       -            404,518
    Prepaid expenses                                                   (19,042)         28,960
    Other current assets                                              (244,263)        270,585
    Other assets                                                       (78,468)           -
    Accounts payable                                                    98,361         (48,431)
    Accrued expenses                                                   850,612         380,126
    Federal income tax payable                                        (107,563)           -
                                                                  ------------    ------------
  Net cash provided by continuing operating activities               3,953,375       6,860,401

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment in Assured Health                                -           (258,266)
  Purchase of furniture, equipment, and computer software             (795,898)       (275,676)
  Purchase of investments available for sale                        (4,876,600)     (3,893,726)
  Principal paydowns and sales of investments available for sale     2,495,731       2,039,874
                                                                  ------------    ------------
  Net cash used by investing activities                             (3,176,767)     (2,387,794)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repurchase of Class A common stock membership
    rights from physicians                                                -             (2,488)
  Payment of note payable                                                 -           (698,170)
  Redeemable equity participation                                      134,557            -
                                                                  ------------    ------------
  Net cash provided (used) by financing activities                     134,557        (700,658)

CASH FLOWS TO DISCONTINUED OPERATIONS                               (1,191,433)     (3,278,049)
                                                                  ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (280,268)        493,900
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                  2,324,382       1,620,733
                                                                  ------------    ------------
  End of period                                                   $  2,044,114    $  2,114,633
                                                                  ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the period for:
    Federal income taxes                                          $  2,194,540            -
    Interest                                                              -        $    32,294

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 1  PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of First Choice Health Network, Inc. and Subsidiary, the accompanying unaudited interim condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The condensed consolidated financial statements include the segregation of the discontinued operations of the insured health plan business which required a restatement of the prior year's financial statements to be comparative. (See Note 5.) The results of interim operations are not necessarily indicative of operating results for the entire year.


NOTE 2  INVESTMENTS

During the nine months ended September 30, 2003, the Company purchased $4.9 million and sold $.5 million of investments available for sale. Principal paydowns on investments in debt securities during the first nine months of 2003 were $2.0 million. The amortized cost, unrealized gains or losses and fair values of investments in debt securities as of September 30, 2003 and December 31, 2002 are as follows:

                                                   Gross          Gross
                                                 Unrealized     Unrealized
                               Amortized Cost       Gains         Losses           Fair Value
AS OF SEPTEMBER 30, 2003

Mortgage-backed adjustable
rate securities                $  5,149,721     $  23,358       $ (15,277)       $  5,157,802
Municipal tax exempt revenue
bonds                             1,926,495          -               -              1,926,495
                               ------------     ---------       ---------        ------------

Total bonds                    $  7,076,216     $  23,358       $ (15,277)       $  7,084,297
                               ============     =========       =========        ============

AS OF DECEMBER 31, 2002

Mortgage-backed adjustable
rate securities                $  4,695,347     $  20,089       $  (2,621)       $  4,712,815
                               ------------     ---------       ---------        ------------

Total bonds                    $  4,695,347     $  20,089       $  (2,621)       $  4,712,815
                               ============     =========       =========        ============

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

In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Adoption of this Statement did not result in an impact on the Company's statement of financial position or results of operations.


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

As a result of the exit from the commercial insurance market, the segment reported as of December 31, 2002 as the Plan, which offered a variety of fully insured health insurance plans to employer groups, is being reported as a discontinued operation and will no longer be included as an operating segment for ongoing operations. Disclosures for September 30, 2002 have been restated as required.

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

Measurement of segment profit or loss and segment assets: The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses. The following information has been restated for the three and nine months ended September 30, 2002, to exclude the discontinued operations.

Information about profit or loss and assets of reportable segments:

                                           First Choice         Third Party
                                          Health Network       Administration        Total
                                          --------------        ------------      -------------
Three months ended September 30, 2003:
   Revenues from external customers      $   4,906,779        $     503,313      $   5,410,092
   Intersegment revenue                         18,400              (18,400)              -
   Net income (loss)                         1,341,576             (192,054)         1,149,522
   Minority interest                                                                  (122,728)
   Income from discontinued operations                                                 160,453
   Consolidated net income                                                           1,187,247

Three months ended September 30, 2002:
   Revenues from external customers      $   4,806,066        $        -         $   4,806,066
   Intersegment revenue                          6,749              ( 6,749)              -
   Net income (loss)                         1,081,883              (   229)         1,081,654
   Minority interest                                                                    12,569
   Loss from discontinued operations                                                  (513,679)
   Consolidated net income                                                             580,544

Nine months ended September 30, 2003:
   Revenues from external customers      $  14,486,044        $   1,389,516      $  15,875,560
   Intersegment revenue                         58,864              (58,864)              -
   Net income (loss)                         3,979,772             (355,656)         3,624,116
   Minority interest                                                                  (363,543)
   Income from discontinued operations                                                 488,869
   Consolidated net income                                                           3,749,442

Nine months ended September 30, 2002:
   Revenues from external customers      $  14,003,697        $       -          $  14,003,697
   Intersegment revenue                          6,749              (6,749)               -
   Net income (loss)                         3,784,250              (  229)          3,784,021
   Minority interest                                                                   437,473
   Loss from discontinued operations                                                (3,548,918)
   Consolidated net income                                                             672,576

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

At the Balance Sheet date the following assets included in the condensed consolidated balance sheet apply to the discontinued operations of the Plan:

            Assets                                   September 30, 2003      December 31, 2002
Cash and cash equivalents                               $  1,875,444         $    501,078
Investment securities available for sale                   8,797,327            9,094,340
Premiums receivable                                           86,392            2,642,137
Prepaid expenses and other receivables                       168,013              215,411
Deferred tax asset                                            48,525              158,756
Federal income tax benefit due from parent                      -               1,607,743
Restricted indemnity cash and investments                  2,078,115            2,074,507
                                                         -----------          -----------
            Total assets                                $ 13,053,816         $ 16,293,972
                                                         ===========          ===========

            Liabilities
Accrued expenses                                        $    849,032         $    592,489
Reserve for unpaid loss and loss adjustment expenses       3,966,243            8,637,313
Provider settlements payable                                 532,040              225,630
Unearned premiums                                             53,408              763,200
Amount due to parent                                          40,746              102,273
                                                         -----------          -----------
            Total liabilities                           $  5,441,469         $ 10,320,905
                                                         ===========          ===========

The following amounts representing revenue and income and loss from discontinued operations are included in the condensed consolidated statement of income for the three and nine months ended September 30, 2003 and 2002:

            Operations
                                                                 Three Months Ended          Nine Months Ended
                                                                   September 30,                September 30,

                                                                  2003          2002          2003        2002

Operating revenue                                               4,511,603    18,230,163    26,398,877    57,510,492
Income (loss) on discontinued operations before
Federal income tax                                                243,110      (811,803)      740,710    (5,362,970)
Income (loss) on discontinued operations after
Federal income tax                                                160,453      (513,679)      488,869    (3,548,918)


NOTE 6 EARNINGS PER SHARE

Net income per common share (Class A and B) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 41,138 and 41,172 for the three months ended September 30,2003 and 2002 respectively and 41,138 and 41,172 for the nine months ended September 30, 2003 and 2002 respectively and 17,400 shares for district hospitals applicable to affiliate common share equivalents for each of those same periods. District hospitals are not shareholders of the Company, but have contractual agreements with the Company that provide for certain rights and obligations equivalent, but not identical, to those of Class B shareholders, including liquidation and dividend rights. The capital contributions of the non-shareholders are recorded as paid-in capital from affiliates. These contractual agreements are considered to be common share equivalents for purposes of calculating net income per common share.


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

As a result of the decision by the Plan's Board of Directors authorizing management to exit the insured health care business by no later than December 2003, the Plan business is presented as a discontinued segment in the financial statements. The exit is proceeding in an orderly manner and no business has been renewed after January 2003. As a result of the exit, the Plan's insured membership has declined from 28,715 at December 31, 2002 to 6,414 at September 30, 2003.

As the Plan ceases to offer its commercial insurance products, a new business strategy of offering benefits administration services to self-funded employers ("TPA" business) is being implemented. This strategy allows the Company to take advantage of its extensive technological and staff capabilities for health benefits administration that were developed for the commercial insurance business. Development of this TPA business will help to mitigate some of the administrative costs of exiting the commercial insurance business by utilizing current infrastructure. TPA membership is 9,917 at September 30, 2003. As a result, the TPA business has now replaced the discontinued insurance business as a business segment for the Company.

The Network's revenues consist primarily of access fees paid to utilize the PPO network, hospital administrative fees based on contractual agreements with network hospitals, and fees generated from medical management services, Employee Assistance Programs and a complementary and alternative medicine provider network.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Operating revenue, net of discontinued operations, increased $.6 million (12.6%) from 2002 to 2003. The increase in 2003 resulted principally from the launch of the Company's TPA business segment ($.5 million). Hospital administration fees experienced a decrease of $.2 million while network access fee revenue increased by $.2 million.

Payroll and related expenses of the ongoing business segments increased $.6 million (44.0%) from 2002 to 2003. The increase resulted primarily from the redirection of costs from the insured business to the new TPA business. Selling, general and administrative expenses of the ongoing business segments experienced a similar increase of $.5 million (40.3%) from 2002 to 2003 resulting from the same redirection of costs from the insured business to the TPA business.

The Plan's net income and loss as shown on the discontinued operations line on the statements of income for the three months ended September 30, 2003 and 2002 is $160,453 and ($513,679), respectively. The swing from a net loss in 2002 to net income in 2003 results from a combination of the following factors: reduced exposure as member months decreased by 81.0% to 20,011 in 2003, reduced operating expenses as a result of the decreasing membership and corresponding start up of TPA services in the Network, and an improvement in the medical loss ratio from 91.1% in 2002 to 73.9% in 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Operating revenue, net of discontinued operations, increased $1.9 million (13.4%) from 2002 to 2003. The increase in 2003 resulted principally from the launch of the Company's TPA business segment ($1.4 million) and the impact of a rate increase on PPO rental network fees ($.7 million), offset by a decrease in hospital administration fees of $.5 million.

Payroll and related expenses of the ongoing business segments increased
$1.5 million (32.6%) from 2002 to 2003. The increase resulted primarily from the redirection of costs from the insured business to the new TPA business. Selling, general and administrative expenses of the ongoing business segments experienced a similar increase of $1.1 million (33.5%) from 2002 to 2003 resulting from the same redirection of costs from the insured business to the TPA business.

The Plan's net income and loss as shown on the discontinued operations line on the statements of income for the nine months ended September 30, 2003 and 2002 is $488,869 and ($3,548,918), respectively. The swing from a net loss to net income results from a combination of the following factors: reduced exposure as member months decreased by 63.0% to 120,945 in 2003, reduced operating expenses as a result of the decreasing membership and corresponding start up of TPA services, and an improvement in the medical loss ratio from 95.7% in 2002 to 83.2% in 2003.

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

As discussed above, the Plan's existing commercial insured business is being wound down in an orderly manner with a complete exit of the commercial insured business by December 2003. The resulting reduction in membership may subject the Plan to various risks including adverse selection, claim volatility and administrative costs that may result in losses.


LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1986, the Company has financed its operations from equity investments from over 870 physicians, from the seven hospitals comprising the Company's Class B shareholders, non-equity capital contributions from four additional hospitals pursuant to their respective participation agreements, and funds from operations.

As indicated on the Company's Condensed Consolidated Balance Sheet at
September 30, 2003, the Company had cash and cash equivalents of approximately $2.0 million compared to approximately $2.3 million at December 31, 2002.
The Company anticipates that the revenue generated by operations, cash and cash equivalents and investment securities available for sale as of September 30, 2003 will be sufficient to meet its cash requirements throughout 2003. The reduction in the Plan's insured membership is expected to be funded by the Plan's cash and investments totaling $10.7 million at September 30, 2003.

Following are explanations of significant balance sheet account fluctuations:

Investments in securities available for sale increased $2.4 million from $4.7 million at December 31, 2002 to $7.1 million at September 30, 2003 due to the re-investment of operating cash flow. Federal income tax payable due to subsidiary of $1.6 million was fully repaid.

Current assets of discontinued operations has decreased by $3.2 million from $14.2 million at December 31, 2002 to $11.0 million at September 30, 2003 due to the orderly exit from the insurance business. Current liabilities of discontinued operations has similarly decreased $4.9 million from $10.3 million at December 31, 2002 to $5.4 million at September 30, 2003 due to the orderly exit from the insurance business.

The Company has not historically paid cash dividends, but is currently reevaluating this policy given the reduced capital needs as insurance operations are exited.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a result of the decision to exit the insured health care business by December 31, 2003, the Company's 80% ownership in the Plan was written down by $1,237,486 at December 31, 2001 to the expected net realizable value, which is 80% of the Plan's book value. Management believes this measurement of the expected net realizable value is still valid as of September 30, 2003.

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

(b) Changes in Internal Control over financial reporting: In the quarter ended September 30, 2003, there has been no change in the Registrant's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Part II     Other Information

   Item 1     Legal Proceedings

     In the normal course of business, the Company may encounter claims, assessments, and litigation brought against the Company. If and when these situations arise, the Company assesses the situation and accrues for financial exposure, if appropriate. As of September 30, 2003, the Company is not aware of any such material situations.

   Item 6     Exhibits and Reports
      The following exhibits are included on Form 8-K with this report:

      Exhibit 31.1 Certification of Gary Gannaway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 Certification of Kenneth A. Hamm pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.1 Sarbanes-Oxley Section 906 Certification for Gary Gannaway,
                   Chief Executive Officer

      Exhibit 32.2 Sarbanes-Oxley Section 906 Certification for Kenneth A.
                   Hamm, Executive Vice President of Finance

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHOICE HEALTH NETWORK, INC.

Date:  November 14, 2003

      By:  / s /Kenneth A. Hamm
      Kenneth A. Hamm
      Executive Vice President of Finance
      (Principal Financial and Accounting Officer
      and Duly Authorized Officer)