Form 10-K
period 2003-12-31
FIRST CHOICE HEALTH NETWORK INC
filed 2004-03-30
CIK 922622

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549



                              FORM 10 - K


         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2003
                                  OR


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

Yes   ___X__             No   ______


Indicate by check mark whether the registrant is an accelerated filer (as Defined in Rule 12B-2 of the Act).

Yes   _____             No   __X___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [    ]


There is no trading market for the Registrant's common equity (Class A Common Stock, $1.00 par value and Class B Common Stock, $1.00 par value) and, accordingly, the market value of the stock held by non-affiliates of the Registrant based on bid and asked prices cannot be determined.


The aggregate number of Registrant's shares outstanding on December 31, 2003 was 537 shares of Class A Common Stock, and 40,600 shares of Class B Common Stock, $1.00 par value, respectively.





Documents incorporated by reference:

Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are hereby incorporated by reference into Part III of Form 10-K.

PART  I
      ITEM 1      BUSINESS                                             4

      ITEM 2      PROPERTIES                                           6

      ITEM 3      LEGAL PROCEEDINGS                                    6

      ITEM 4      SUBMISSION OF MATTERS
                  TO A VOTE OF SECURITY HOLDERS                        6

PART  II

      ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                          6

      ITEM 6      SELECTED FINANCIAL DATA                              7

      ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                           7

      ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                         11

      ITEM 8      FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                  12

      ITEM 9      CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                32

      ITEM 9A     CONTROLS AND PROCEDURES                             32

PART  III

      ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                      32

      ITEM 11     EXECUTIVE COMPENSATION                              32

      ITEM 12     SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS                     33

      ITEM 13     CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                        33

      ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES              33


PART  IV


      ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K                             34

                  SIGNATURES                                          36

PART  I

ITEM 1.  BUSINESS

Company Overview

First Choice Health Network, Incorporated ("the Company") is a physician and hospital owned company offering preferred provider organization ("PPO"), health benefits management services to large self-funded plan sponsors and until year end 2003 has offered insured health plan products through a subsidiary, First Choice Health Plan, Incorporated ("the Plan").

The Company was organized under the laws of the State of Washington in 1984 and is owned by 537 physicians all of whom own Class A common stock, seven hospital systems who own Class B common stock and four additional hospital participants. The Company's web address is www.1stchoiceofwa.com.

The Company's operations have historically consisted of two business segments. The parent company, First Choice Health Network (the "Network"), operates a PPO rental network and the subsidiary company, First Choice Health Plan
(the "Plan"), operated as a health care service contractor that accepted insurance risk. The Plan no longer provides insurance services as of January
1, 2004.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements about the future operations of the Company, including discussion of the effects of the Company's exit from the insured health care business, the prospects for the Company's Health Benefits Management("HBM") business, and the adequacy of the Company's reserves for claims expenses and unreported claims. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such factors include the Company's ability to attract and retain HBM customers, the cost of maintaining technological and staff capabilities for health benefits administration, and the risks associated with potential claim volatility and adverse selection as a result of the reduced membership in the Plan due to the Company's decision to exit the insured health care business. Because of these uncertainties, actual future results, performance or achievements may be materially different from the results, performance or achievements expressed or implied by these forward-looking statements.

Discontinued Operations

As a result of the decision by the Plan's Board of Directors in 2002 authorizing management to exit the insured health care business by no later than December 31, 2003, no business was renewed after January 2003 and the Plan operations are in the process of being wound down in an orderly fashion. As a result of the exit, the Plan's insured membership declined from 28,715 at December 31, 2002 to 4,400 in the month of December, 2003. The Plan's financial information is presented as a discontinued segment in the financial statements.

As the Plan ceased to offer its commercial insurance products, a new business strategy of offering health benefits administration services to self-funded employers(health benefits management "HBM") is being implemented. This strategy allows the Company to take advantage of its extensive technological and staff capabilities for health benefits management that were developed for the commercial insurance business. Development of this HBM has helped to mitigate some of the administrative costs of exiting the commercial insurance business by utilizing current infrastructure. HBM membership is 10,470 at December 31, 2003. As a result, the HBM has now replaced the discontinued insurance business as a business segment for the Company.

PPO Business Segment

The Company's principal business since inception has been the development and operation of a preferred provider network ("PPO") of hospitals, physicians and ancillary service providers. Currently, the PPO has approximately 21,700 professional providers and 110 hospitals serving approximately 1.1 million employees and dependents through contracts with 125 payors including insurers, third party administrators ("TPAs"), union trusts and employers. PPO product offerings include medical and utilization management services for certain PPO clients and various specialty network services including a complementary and alternative medicine PPO and Employee Assistance Program (EAP) product and network services, both of which were new PPO product offerings in 2002. The geographic focus of the Company's PPO offerings is Washington State but includes healthcare providers in Alaska, Montana and Idaho to serve employees and dependents in these areas.

Revenue from PPO network services including utilization management services takes the form of monthly access fees from participating payors and fees from payers based on a percentage of the savings generated by PPO provider contracts. In addition, participating hospitals pay fees based on PPO claims volumes in those hospitals.

HBM business segment

The HBM segment offers benefits management and administration services to self-funded employers and insurance carriers. This strategy allows the Company to take advantage of its extensive technological and staff capabilities for health benefits administration that were developed for the commercial insurance business. With certain well defined exceptions, these self-funded benefits administration services will not be offered to potential clients that currently obtain such services from benefit administrators that access the Company's PPO products.

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

Health Benefits Management Business Segment Products

(1) Health benefit administration for self-funded employers and insurance carriers.
(2) Flexible spending account and health reimbursement account administration.
(3) COBRA benefits administration.
(4) Medical management services including utilization management services (pre-certification, concurrent review, gap analysis, etc.), catastrophic case management, disease management, consumer decision support tools, etc.

Marketing and Sales

PPO products are marketed to payers including insurers, third party administrators, union trusts, and employers through an internal sales force that also works closely with the broker and consultant community.

HBM products are marketed to insurers and employers through an internal sales force that also works closely with the broker and consultant community.

Competition

The PPO and HBM businesses operate in a highly competitive market. The PPO network competes with other managed health care companies primarily in terms of provider contract reimbursement terms, credentialing quality, accuracy and timeliness of provider maintenance, claim repricing, utilization management and other services provided to payer clients as well as the price of accessing the PPO.

The PPO offers excellent provider contract and service value to payer clients compared to other independent PPO networks in Washington and the Northwest as shown by the Company's market position as the largest independent PPO in Washington. The PPO product also competes well against the PPO networks of the two dominant regional insurers in the Northwest.

The Company's Heath Benefits Management business competes with numerous other insurance carriers and Third Party Administrators operating in Washington, many of which are significantly larger and have greater financial resources than the Company. Competition for HBM clients is based primarily on price, HBM management operational performance and provider contract terms.

Government Regulation

The PPO and HBM are subject to significant regulation. The HBM business and the PPO are subject to standards regarding privacy and maintenance and transmission of health information established under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The Company believes it is in compliance with these regulations.

Employees

As of December 31, 2003, the company had 141 employees. None of the Company's employees are unionized or subject to collective bargaining agreement.
Company management believes that its relationship with its employees is good.

Item 2.     PROPERTIES

Prior to June 2003, the Company leased and occupied two offices in Seattle, Washington. Both leases expired in the Summer of 2003. The Company has entered into a new five-year office lease agreement effective June 2003 that has allowed the Company to consolidate its operations at one office at a substantial reduction in lease costs. The new facility is also located in Seattle, Washington.

ITEM  3.     LEGAL PROCEEDINGS

In the normal course of business, the Company may encounter claims, assessments, and litigation brought against the Company. If and when these situations arise, the Company assesses the situation and accrues for financial exposure, if appropriate. As of December 31, 2003, the Company is not aware of any such material situations.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for any of the Company's equity securities.

As of December 31, 2003, there were 537 holders of the Company's Class A Common Stock, seven holders of the Company's Class B Common Stock, three Hospital Participants and a hospital holder of a redeemable equity participation.

Holders of each class of Common Stock are entitled to share ratably on a share-for-share basis with respect to any dividends on such class of Common Stock, when, as and if declared by the Board of Directors out of funds legally available.

Pursuant to the Company's contracts with the Hospital Participants, if the Company pays any dividends or other distributions with respect to the Class B Common Stock, it must make an equivalent distribution to the Hospital Participants. See Item 6 below for information regarding cash dividends paid in December 2003. See "Liquidity and Capital Resources" in Item 7 below for a discussion of anticipated future cash dividends.


ITEM  6.     SELECTED FINANCIAL DATA

                                    2003         2002         2001         2000         1999
                                ------------  ------------  -----------  -----------  ----------

Operating revenue,
 continuing and discontinued
  operations                   $  51,053,380 $ 93,034,185 $122,652,504 $139,144,059 $ 92,097,975
Net income from continuing
  operations after minority
  interest                         3,936,138    5,776,678    3,067,942    3,758,220    3,301,410
Net income(loss)                   4,690,921    1,924,891   (1,407,987)  (1,349,859)   1,660,238
Total assets                      25,695,039   28,802,641   31,217,479   32,658,089   30,899,535
Total liabilities                  6,508,654   13,869,499   18,649,453   20,083,110   16,626,642
Redeemable equity participation    2,520,000    2,385,443    1,991,850    1,617,000    1,260,000
Total Equity                      14,744,079   11,325,169    9,338,690   10,784,920   12,148,644
Net income from continuing
  operations after minority
  interest per common share            67.24        98.68        52.39        64.16        56.34
Net income(loss)
  per common share                     80.13        32.88       (24.04)      (23.04)       28.33
Dividends declared per common
  share, Class A                      187.62          -            -            -            -
Dividends declared on Class B
  shareholders and non-shareholder
  district hospitals with
  equivalent rights, per entity      100,000          -            -            -            -


ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS
OVERVIEW

The following table summarizes income from continuing operations, discontinued operations and net income for 2001-2003:

(In millions)                                       2003      2002     2001
                                                    ----      ----     ----
Income from continuing operations                   $3.9       5.8      3.1
Income (loss) from discontinued operations            .8      (3.9)    (4.5)
Net income (loss)                                    4.7       1.9     (1.4)

The Company's income from continuing operations decreased by $1.8 million from 2002 to 2003 due to the following:
(1) The change in business focus from the insured health plan to the new HBM business segment. The start-up HBM business experienced a net loss of $.6 million in 2003 compared to no activity in 2002.

(2) As a result of the profitability of the discontinued insured health plan, minority interest expense increased by $.9 million from income of $.5 million in 2002 to expense of $.4 million in 2003 (this represents 20% of the health plan legal entity's net income).
Income from continuing operations increased $2.7 million from 2001 to 2002 due primarily to pricing and higher hospital fees received and operational efficiency gains. Consolidated net income has significantly increased by $2.8 million in 2003 to $4.7 million. The increase in 2003 is primarily due to the increased income from discontinued operations of $4.6 million offset by the decrease in income from continuing operations previously noted. Consolidated net income increased by $3.3 million from a loss of $1.4 million in 2001 to $1.9 million income in 2002. This increase is primarily due to the increase in income from continuing operations noted earlier.

Financial results for 2003 showed a significant improvement in the Company's financial condition. Shareholders' equity increased by $3.4 million from $11.3 million in 2002 to $14.7 million in 2003. The Company's current ratio (current assets/current liabilities)improved from 1.7 in 2002 to 3.5 at year end 2003. Generally, a higher current ratio indicates increased financial strength.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEARS ENDED DECEMBER 31, 2002 AND 2001

The following table summarizes operating revenues for 2001-2003:

(in millions)                                2003      2002     2001
                                             ----      ----     ----
Network access fees                         $10.0       9.1      8.6
Hospital administrative fees                  9.0       9.6      7.7
Health benefit management fees                1.9        -        -
Other                                          .6        .2       .2
                                             ----     ----      ----
    Total Operating Revenues                 21.4      18.9     16.6

Operating revenue of continuing operations increased $2.5 million (13.5%) from 2002 to 2003 and increased $2.3 million (13.9%) from 2001 to 2002.
The increase from 2002 to 2003 was primarily attributable to income from the new health benefits management business segment with an operating revenue of $1.9 million and income from additional services offered through the PPO business segment in employee assistance programs and case management services of $.4 million. Hospital administrative fees increased $1.9 million (24.2%) from 2001 to 2002. This increase was primarily due to higher volume of services provided by the hospitals and billed charge inflation at hospitals with administrative fees based on charges.

The following table summarizes operating expenses for 2001-2003:

(in millions)                               2003      2002       2001
                                            ----      ----       ----
Payroll and related expenses                $8.2       5.9        6.0
Selling, general and administrative          6.3       4.6        3.7
Amortization                                  -         -         1.0
                                            ----      ----       ----
   Total Operating Expenses                 14.5      10.5       10.7

Payroll and related expenses increased $2.3 million (39%)from 2002 to 2003 while selling, general and administrative expenses increased $1.7 million (37%) from 2002 to 2003. These increases are primarily due to a shift of $2.9 million in expenses from the discontinued operations of the Plan to the HBM operations as the Plan exits the insurance business. The remaining increase is due to higher operating expenses for the PPO segment resulting from various initiatives including obtaining Utilization Review Accreditation Commission
(URAC) accreditation for credentialing, implementation of a new proprietary PPO information system and various provider initiatives. Selling, general and administrative expenses increased $.9 million from 2001 to 2002. This increase resulted from higher spending in several cost categories with the single largest increase of $.4 million for advisory fees related to exploring options for the disposition of the Health Plan. Amortization expense was $1.0 million in 2001. This amount was due to the amortization of the intangible asset related to a 1998 acquisition becoming fully amortized in November 2001. Therefore, there was no such amortization in 2002 and 2003.

The following table summarizes interest, net and write-down of investment and other:
(in millions)                               2003      2002       2001
                                            ----      ----       ----
Interest, net                               $ .2        .1          -
Write down of investment and other           (.3)      (.1)       (.9)

Interest, net results from interest income earned on investments and fluctuates depending on interest rates and balances invested. Write-down of investment and other expense in 2001 primarily represents the Company's write-down of its investment in the Plan to the Plan's estimated net realizable value.

Discontinued Operations

The financial performance of discontinued operations improved by $4.6 million in 2003 from a loss of $3.9 million in 2002 to income of $.8 million in 2003. This primarily resulted from a 25 percent increase in per member per month premium yields in 2003 vs. 2002, while per member per month health care costs increased by 10 percent. Health care costs were favorably impacted by favorable development of claims reserves of approximately $2 million. This resulted from a reduction in the healthcare cost trend from the first half of 2002 that was not fully evident at year end 2002.

Related Party Transactions

The Company's related party transactions consist of hospital administrative fees from owner hospitals.

Inflation

Health care costs in the United States have increased more rapidly than the national consumer price index in recent years, and that trend is expected to continue.

The Company's operating results have not been significantly affected by general inflation, and the Company does not anticipate that inflation will have a significant impact on its operating results in the near term.

Market Risk

The Company offers its PPO and HBM products in a highly competitive environment. The Company has numerous competitors, including for-profit and not-for-profit HMOs, TPAs, preferred provider organizations ("PPOs") and indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than the Company. The Company's ability to retain existing PPO clients and attract new PPO and HBM clients is largely dependent on its ability to offer competitive provider contract value and maintain a network of high quality, efficient, fully credentialed providers who agree to accept competitive reimbursement rates.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1984, the Company has financed its operations from equity investments from over 870 physicians, from the seven hospitals constituting the Company's Class B shareholders, non-equity capital contributions from four additional hospitals pursuant to their respective participation agreements, and funds from operations.

The Company's cash flow consists of operating, investing and financing cash flows. Operating cash flow is generated by operating income, depreciation and fluctuations in various balance sheet accounts. In the event of ongoing negative operating cash flow, the Company's investment portfolio of marketable securities is available to meet liquidity needs. The Company does not anticipate significant financing activities in 2004 other than as noted below.

As a result from the exit from the capital intensive health insurance business, the Company paid a $1.2 million dividend to shareholders in 2003. This was the first dividend in the Company's history. Based on expected consistently positive cash flow generated from continuing operations, the Company expects to pay dividends annually. The balance sheet presents all assets and liabilities of the health plan legal entity as discontinued. During 2004 the Plan expects to request regulatory approval to distribute as dividends a significant portion of its assets. During 2005 the Company expects to request regulatory approval to dissolve the Plan and distribute any remaining assets as dividends. The Company expects to declare a special dividend to distribute its share of these non-recurring cash flows to its shareholders in the year in which they are received.

At December 31, 2003, the Company's continuing operations had cash and cash equivalents of approximately $1.5 million as compared to approximately $2.3 million at December 31, 2002. As the company generates cash flow from continuing operations, significant amounts are being invested in investment securities available for sale which increased by $2.4 million (51.4%) from 2002 to 2003. Investment securities consist of U.S. Government Agency asset-backed and mortgage-backed adjustable rate securities and municipal bonds that are marketable in the event additional cash is needed.

Following are explanations of significant balance sheet account fluctuations:
The decrease in service fees receivable from related parties and others of $.6 million (31.4%) is due to the timing of cash receipts on outstanding receivables. The increase in other current assets of $.3 million is due to new receivables for the health benefits management business segment. The increase in accrued expenses of $.6 million (47.9%) is primarily attributable to a long term incentive plan implemented in 2003 and employee health benefit programs. The 2002 liability for federal income tax payable to subsidiary of $1.6 million was satisfied by payments in 2003. The fluctuation in discontinued operations balance sheet items primarily result from the exit of the insurance business and is shown in detail in note 11, Discontinued Operations, to the Company's financial statements included in Item 8 below.

On December 20, 1999, the Company executed an agreement with University of Washington Academic Medical Center (UWMC) to become a participant in the administration, operations and any incentives bestowed upon any shareholders in the Company effective January 1, 2000. UWMC is not a shareholder or member of the Company. UWMC will participate in any incentive or reward program established by the Company as if UWMC owned 5,800 shares of class B common stock. Dividends, distributions, and liquidation of the Company are also calculated as if UWMC owned 5,800 shares of class B stock.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a result of the decision to exit the insured health care business by December 31, 2003, the Company's 80% ownership in the Plan was written down at December 31, 2001 to the expected net realizable value, which is the Plan's book value. Management believes this measurement of the expected net realizable value is still valid as of December 31, 2003.

The reserve for unpaid claims and claims adjustment expenses in discontinued operations of the Plan represents reported and unreported claims which have been incurred but have not been paid at the date of the financial statements. The reserve for unreported claims is determined actuarially using prior experience and the nature of current health insurance contracts and volume.

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

The development and selection of "critical" accounting estimates and the associated disclosures in this discussion have been discussed by management with the audit committee of the Board of Directors.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

Contractual obligations consist of operating lease arrangements and are payable as follows:

Less than 1 Year     2 - 3 Years     4 - 5 Years     More than 5 Years
---------------      -----------     -----------     -----------------
   $785,260          $1,471,592      $1,028,535            0

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable as of December 31, 2003.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 13

Consolidated Balance Sheets as of December 31, 2003 and 2002 . . . . . . 14

Consolidated Statements of Income
      for the years ended December 31, 2003, 2002, and 2001. . . . . . . 16

Consolidated Statements of Shareholders' Equity
      for the years ended December 31, 2003, 2002, and 2001. . . . . . . 17

Consolidated Statements of Cash Flows
      for the years ended December 31, 2003, 2002, and 2001. . . . . . . 18

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 19

                         INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
First Choice Health Network, Inc.


We have audited the accompanying consolidated balance sheet of First Choice Health Network, Inc., as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of First Choice Health Network, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Choice Health Network, Inc., as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.


Moss Adams LLP
February 2, 2004
Everett, Washington

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 and 2002


ASSETS                                                                 2003          2002
CURRENT ASSETS:
Cash and cash equivalents                                          $ 1,459,881   $ 2,324,382
Investment securities available-for-sale, at fair value              7,132,880     4,712,815
Service fees receivable, net of allowance for doubtful
  accounts of $ 77,194 and $131,840                                    950,498     1,400,693
Service fees receivable from related parties                           354,114       502,000
Prepaid expenses                                                       442,072       508,900
Deferred tax assets                                                    164,066       181,711
Other current assets                                                   340,025        39,165
Receivable from subsidiary                                              51,650       102,273
Federal income tax benefit receivable from subsidiary                    6,677          -
Current assets of discontinued operations                           11,715,163    14,219,465
                                                                   -----------   -----------
                        Total current assets                        22,617,026    23,991,404

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              5,303,600     4,538,941
Computer software                                                    1,386,784     1,277,375

                                                                   -----------   -----------
                                                                     6,690,384     5,816,316
Less accumulated depreciation                                       (5,392,963)   (4,362,200)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                     1,297,421     1,454,116

DEFERRED TAX ASSETS                                                  1,140,249       945,214

OTHER ASSETS:
Investment in One Health Port                                          141,984       337,400
Other assets                                                           114,135          -
Assets of discontinued operations                                      384,224     2,074,507
                                                                   -----------   -----------
                        Total other assets                             640,343     2,411,907
                                                                   -----------   -----------
TOTAL ASSETS                                                       $25,695,039   $28,802,641
                                                                   ===========   ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 and 2002


LIABILITIES AND SHAREHOLDERS' EQUITY                                     2003        2002
CURRENT LIABILITIES:
Accounts payable                                                  $   627,631    $   487,291
Accrued expenses                                                    1,986,532      1,342,978
Federal income tax payable                                             70,703        110,582
Federal income tax benefit due to subsidiary                             -         1,607,743
Current liabilities of discontinued operations                      3,823,788     10,320,905
                                                                  -----------    -----------
            Total current liabilities                               6,508,654     13,869,499

MINORITY INTEREST                                                   1,922,306      1,222,530

REDEEMABLE EQUITY PARTICIPATION                                     2,520,000      2,385,443

COMMITMENTS (Note 5)

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 537 and 538 shares                              537            538
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                40,600         40,600
Additional paid-in capital                                          4,305,356      4,306,221
Additional capital from affiliates                                  1,472,108      1,472,108
Retained earnings                                                   8,943,283      5,452,362
Accumulated other comprehensive income (loss), net of tax             (17,805)        53,340
                                                                  -----------    -----------
            Total shareholders' equity                             14,744,079     11,325,169
                                                                  -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $25,695,039    $28,802,641
                                                                  ===========    ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


                                                    2003          2002          2001
OPERATING REVENUE:
Network access fees                             $ 9,953,530   $ 9,092,039   $ 8,636,915
Hospital administrative fees                      4,936,034     5,067,915     4,628,533
Hospital administrative fees, related parties     4,032,114     4,523,692     3,094,633
Health Benefit Management fees                    1,908,246          -             -
Employee Assistance Program and Other               582,765       189,140       203,255
                                                -----------   -----------   -----------
            Total operating revenue              21,412,689    18,872,786    16,563,336

OPERATING EXPENSES:
Payroll and related expenses                      8,222,612     5,944,538     6,040,006
Selling, general, and administrative expenses     6,312,450     4,606,129     3,659,480
Amortization expense                                   -             -        1,026,175
                                                -----------   -----------   -----------
            Total operating expenses             14,535,062    10,550,667    10,725,661
                                                -----------   -----------   -----------
            Operating income                      6,877,627     8,322,119     5,837,675

OTHER INCOME (EXPENSE):
Interest, net                                       193,700       128,737        19,602
Write-down of investment and other                 (276,327)      (93,703)     (854,436)
                                                -----------   -----------   -----------
            Total other income (expense), net      ( 82,627)       35,034      (834,834)
                                                -----------   -----------   -----------
            Income from continuing operations
               before federal income taxes
               and minority interest              6,795,000     8,357,153     5,002,841

Provision for federal income taxes on
   continuing operations                          2,410,199     2,984,601     2,107,961
                                                -----------   -----------   -----------
Income from continuing operations before
   minority interest                              4,384,801     5,372,552     2,894,880

MINORITY INTEREST, net of tax                      (448,663)      404,126       173,062
                                                -----------   -----------   -----------
Income from continuing operations after
   minority interest                              3,936,138     5,776,678     3,067,942

Discontinued operations
   Income (loss) from discontinuation of
   First Choice Health Plan Insurance
   operations (net of applicable income tax
   expense (benefit) of $ 388,826,
   ($1,970,074) and ($2,065,462))                   754,783    (3,851,787)   (4,475,929)
                                               ------------  ------------  ------------
NET INCOME (LOSS)                               $ 4,690,921   $ 1,924,891   $(1,407,987)
                                                ===========   ===========   ===========
NET INCOME FROM CONTINUING OPERATIONS
    AFTER MINORITY INTEREST PER COMMON SHARE    $     67.24   $     98.68   $     52.39
                                                ===========   ===========   ===========
NET INCOME (LOSS) PER COMMON SHARE              $     80.13   $     32.88   $    (24.04)
                                                ===========   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                  58,538        58,538        58,565
                                                ===========   ===========   ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                         Common Stock                                Accumulated
                        Class A      Class B    Additional   Additional                Other          Total    Comprehensive
                                                 paid-in    capital from   Retained Comprehensive Shareholders'   Income
                      Shares  Amt  Shares   Amt  capital     affiliates    Earnings Income (Loss)     Equity      (Loss)
BALANCE,
 December 31, 2000      572   $572  40,600 $40,600 $4,336,182 $1,472,108 $4,935,458     -0-      $10,784,920
Repurchase of Class
 A common stock and
 membership rights
 from physicians        (33)   (33)                   (29,601)                                       (29,634)
Unrealized loss on
 investments,net of tax                                                              $ (8,609)        (8,609)  $    (8,609)
Net loss                                                                 (1,407,987)              (1,407,987)   (1,407,987)
                       ----   ----  ------  ------ ---------- ---------- ----------  --------    -----------   -----------
BALANCE,                                                                                                       $(1,416,596)
 December 31, 2001      539    539  40,600  40,600  4,306,581  1,472,108  3,527,471    (8,609)     9,338,690   ===========

Repurchase of Class
 A common stock and
 membership rights
 from physicians         (1)    (1)                      (360)                                          (361)
Unrealized gain on
 investments, net of tax                                                               61,949         61,949   $    61,949
Net Income                                                                1,924,891                 ,924,891     1,924,891
                       ----   ----  ------  ------ ---------- ---------- ----------  --------    -----------   -----------
Balance,                                                                                                       $ 1,986,840
  December 31, 2002     538    538  40,600  40,600  4,306,221  1,472,108  5,452,362    53,340     11,325,169   ===========

Repurchase of Class
 A common stock and
 membership rights
 from physicians         (1)    (1)                      (865)                                          (866)
Dividends Paid                                                           (1,200,000)              (1,200,000)
Unrealized loss on
 investments, net of tax                                                              (71,145)       (71,145)  $   (71,145)
Net income                                                                4,690,921                4,690,921     4,690,921
                       ----   ----  ------ ------- ---------- ---------- ----------  --------    -----------   -----------
Balance,                                                                                                       $ 4,619,776
 December 31, 2003      537   $537  40,600 $40,600 $4,305,356 $1,472,108 $8,943,283  $(17,805)   $14,744,079   ===========
                       ====   ====  ====== ======= ========== ========== ==========  ========    ===========

See notes to consolidated financial statements.
                                     17

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                         2003          2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations              $ 3,936,138   $ 5,776,678   $ 3,067,942
  Adjustments to reconcile net income to net
       cash from operating activities:
    Depreciation                                       1,030,763     1,083,314       818,428
    Amortization                                            -             -        1,026,175
    Deferred income taxes, net                          (177,390)       73,630       286,302
    Provision for doubtful accounts                      (54,646)     (288,657)     (229,528)
    Minority interest                                    709,456       (20,527)    1,064,424
    Changes in operating assets and liabilities:
      Service fees receivable                            652,727       465,990       855,237
      Due to subsidiary including tax accrual         (1,563,797)      741,406    (1,568,365)
      Prepaid expenses                                    66,828       258,501        71,914
      Other current assets                              (300,860)      (24,063)          388
      Other assets                                      (114,135)         -             -
      Accounts payable                                   140,340        35,516      (226,281)
      Accrued expenses                                   643,554       303,169       245,354
      Federal income tax accrual                         (39,879)      667,922           (66)
      Adjustment in value of investment in
        One Health Port                                  195,416          -             -
                                                     -----------   -----------   -----------
  Net cash provided by continuing operations           5,124,515     9,072,879     5,411,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment in One Health Port                   -         (337,400)         -
Purchase of investments available for sale            (8,990,862)   (6,364,075)     (624,333)
Principal paydowns and sales of investments
      available for sale                               6,538,370     2,306,647          -
Purchase of furniture, equipment, and computer
      software                                          (874,068)     (334,421)     (412,807)
                                                     -----------   -----------   -----------
  Net cash used by investing activities               (3,326,560)   (4,729,249)   (1,037,140)
                                                     -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Class A common stock and
      membership rights from physicians                     (866)         (361)      (29,634)
  Redeemable equity participation                        134,557       393,593       374,850
  Payment of note payable                                   -         (698,170)     (301,830)
  Dividends to shareholders                           (1,200,000)         -             -
                                                     -----------   -----------   -----------
  Net cash from financing activities                  (1,066,309)     (304,938)       43,386
                                                     -----------   -----------   -----------
CASH FLOWS TO DISCONTINUED OPERATIONS                 (1,596,147)   (3,335,044)   (2,878,383)
                                                     -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                    (864,501)      703,648     1,539,787
CASH AND CASH EQUIVALENTS, Beginning of year           2,324,382     1,620,734        80,947
                                                     -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, End of year               $ 1,459,881   $ 2,324,382   $ 1,620,734
                                                     ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for
    Federal income taxes                             $ 2,892,635   $  (303,633)  $      -
                                                     ===========   ===========   ===========
    Interest                                         $      -      $    32,294   $    84,540
                                                     ===========   ===========   ===========

See notes to consolidated financial statements.
                                               18

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 and 2001

NOTE 1:     DESCRIPTION OF BUSINESS AND SUMMARY
            OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: First Choice Health Network, Inc. (the Company) was incorporated under the laws of the state of Washington on September 28, 1984. The Company was formed initially to organize a network of independent participating physicians and hospitals to serve insurers, third party administrators, union trusts and employers. Subsequently the Company created additional related PPO services including utilization management services and an Employee Assistance Program (EAP). In 2003 the Company initiated a program for providing health benefit management services ("HBM" business) for self funded employers and insurance carriers. The Company's business is conducted primarily in Washington, with some additional business located in Alaska, Montana and Idaho.

The Company's majority owned subsidiary, First Choice Health Plan, Inc. (the
Plan), is a health care services contractor, which was formed on January 31, 1995, to offer fully insured health products in Washington state. As a result of the decision by the Plan's Board of Directors authorizing management to exit the insured health care business, the Plan did not renew any business after January 1, 2003. The Plan's financial information for the Plan's insured healthcare business is presented as a discontinued operation in the financial statements. All financial statement presentations for prior years have been restated accordingly.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and the Plan, with the Plan's insured healthcare business being presented as a discontinued operation. Due to this presentation, certain intercompany accounts are included in the financial statements.

New accounting pronouncements: In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, and be measured at fair value and adjusted for changes in estimated cash flows. The discontinuance of the Plan's operation is accounted for pursuant to SFAS
No. 60, Accounting and Reporting by Insurance Enterprises. This statement requires recording a liability for all costs expected to be incurred in connection with the settlement of unpaid claims to be accrued when the related liability for unpaid claims is incurred.

In January 2003, the FASB issued Interpretation No. 46, consolidation of Variable Interest Entities (VIE). The Company does not have any VIEs and accordingly the implementation of the Interpretation did not result in an impact on its financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Adoption of this Statement did not result in an impact on the Company's financial position or results of operations.

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FASB Statements No. 115 and 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Accordingly, the Company has adopted this statement as of December 31, 2003 and the result did not have an impact on the Company's financial position or results of operations.

Cash equivalents: The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2003 and 2002, cash and cash equivalents consisted of cash management funds of $1,459,881 and $2,324,382, respectively.

Investment securities: The Company owns U.S. Government Agency mortgage-backed adjustable rate securities and municipal bonds that are classified as available for sale. Investment securities categorized as available for sale are generally held for investment purposes (to maturity), although unanticipated future events may result in the sale of some securities. Available for sale securities are recorded at fair value, with the net unrealized gain or loss included in comprehensive income, net of the related tax effect. Realized gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.

Declines in the fair value of individual available for sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to call or maturity.

Service fees receivable: Service fees receivable consists primarily of outstanding invoices.

Allowance for doubtful accounts: The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses related to receivables.

Furniture, equipment and computer software: Furniture, equipment and computer software are recorded at cost. Depreciation is computed using the straight-line method over the lesser of the estimated useful lives of the assets or lease term ranging from three to five years.

Operating revenue: Operating revenue consists primarily of network access fees, hospital administrative fees, health benefit management fees and employee assistance program and utilization management fees. Network access fees are recognized as earned during the period of coverage and are recorded at contractual rates. Hospital administrative fees are recognized as earned in the period hospital claims are incurred by a subscriber and are recorded at a contractual amount or percentage of the claims. Health benefit management fees and EAP and utilization management fees are recognized in the month services are provided.

Income taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases using the liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not that deferred tax assets will not be realized.

Valuation of long-lived assets: Using its best estimates, based on reasonable and supportable assumptions and projections, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances have indicated that the carrying amounts of its assets might not be recoverable. At December 31, 2003 the investment in One Health Port was written down by $195,416 to reflect current equity ownership. In 2002 no write-downs were required.

Write-down of investment in the Plan: As a result of the decision to exit the insured health care business by December 2003, the Company's 80% ownership interest in the Plan was written down to the expected net realizable value, which is the Plan's book value at December 31, 2001. The write-down of $1,237,486 is included in Other Expense. Further write-downs of $260,793 and $383,600 were recorded in 2003 and 2002, respectively, representing 20%
of the capital contributions to the Plan in those years.
                                     20

Earnings per share: Net income per common share (Class A and B) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 41,138, 41,138 and 41,165 common shares and 17,400 shares applicable to affiliate common share equivalents (Note 2) in 2003, 2002 and 2001, respectively. Shares issued and reacquired during each period were weighted for the portion of the period that they were outstanding. There are no dilutive securities.

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

Material estimates that are particularly susceptible to significant change relate to the determination of unpaid claims, claims adjustment expenses, the write-down of the investment in the Plan, the allowance for service fees receivable and deferred income taxes.

Reclassifications: Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform with the 2003 presentation.

Discontinued Operations: As a result of the decision by the Plan's Board of Directors authorizing management to exit the insured health care business, the Plan did not renew any business after January 1, 2003. The financial information for the Plan's insured healthcare business is presented as a discontinued operation in the financial statements. All financial statement presentations for the prior years have been restated accordingly.

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

Transfer of stock: Shareholders may only transfer their stock in the Company to the Company for repurchase. The repurchase price is established by the Board of Directors each fiscal year as set forth in the bylaws. Class A shares were repurchased at $866, $752 and $898 per share during 2003, 2002 and 2001, respectively.

Dividends: The Board of Directors may declare and pay dividends on one or more classes of common stock at such times and in such amounts as it designates, but in no event may dividends be paid while there is an outstanding obligation to repurchase shares. Dividends are allocated among shareholders of each class of stock according to the number of shares outstanding to each Class A or Class B shareholder. Any dividends paid to the Class B shareholders must be shared with the non-shareholders that have rights equivalent to those of the other shareholders. In 2003 the Company paid a dividend totaling $1.2 million to Class A shareholders of $187.62 per share and $100,000 to each Class B shareholder and non-shareholder district hospital that has equivalent rights to shareholders.

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

UWMC agreed to pay a fee of $2,520,000, $1,260,000 payable upon execution of the agreement and the remaining $1,260,000 payable in three equal annual payments of $420,000, consisting of principal and interest at 5%. The final payment in 2003 was adjusted for outstanding principal and interest.

UWMC did not become a shareholder or a member of the Company. UWMC will participate in any incentive or reward program established by the Company as if UWMC owned 5,800 shares of Class B common stock. Dividends, distributions and liquidation of the Company are also determined as if UWMC owned 5,800 shares of Class B common stock.

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

NOTE 4:     FEDERAL INCOME TAXES

Federal income taxes consist of the following components:

                                      2003          2002         2001
Current                          $ 2,232,809   $ 3,058,231   $ 2,393,993
Deferred                             177,390       (73,630)     (286,302)
                                 -----------   -----------   -----------
                                 $ 2,410,199   $ 2,984,601   $ 2,107,691
                                 ===========   ===========   ===========

Federal income taxes differ from the amount computed by applying the expected U.S. corporate income tax rate to income before federal income taxes for the years ended December 31 as follows:

<CAPITION>
                                      2003                   2002                 2001
                                 Amount   Percent    Amount   Percent    Amount   Percent
Computed expected tax rate     $2,310,300   34.0   $2,841,432   34.0   $1,700,966   34.0
Tax effect of permanent
  differences:
    Write-down of investment
      in subsidiary                88,670    1.3      130,424    1.6      420,745    8.4
    Other                          11,229     .2       12,745     .1      (13,750)   (.3)
                               ---------    ----   ----------   ----   ----------   ----
                               $2,410,199   35.5   $2,984,601   35.7   $2,107,961   42.1
                               ==========   ====   ==========   ====   ==========   ====


The deferred tax assets and liabilities resulting from the tax effects of temporary differences at December 31 are presented below:

                                                        2003          2002
Deferred tax assets:
  Net operating loss                                $2,216,807    $2,216,807
  Reduction of shareholders' equity                    213,724       213,724
  Allowance for doubtful accounts                       26,246        53,997
  Depreciation and amortization                        790,086       731,490
  Vacation                                             137,819       127,714
  Other                                                136,440          -
                                                    ----------    ----------

  Gross deferred tax assets                          3,521,122     3,343,732
  Valuation allowance                               (2,216,807)   (2,216,807)
                                                    ----------    ----------
    Net deferred tax assets                          1,304,315     1,126,925
                                                    ==========    ==========

Current portion of deferred tax assets              $  164,066    $  181,711
Long-term portion of deferred tax assets             1,140,249       945,214
                                                    ----------    ----------

Total deferred tax assets                           $1,304,315    $1,126,925
                                                    ==========    ==========

A valuation allowance was established in 1997 for the tax benefit of the 1997 net operating losses (NOLs) of the Plan which is being reported as a discontinued operation. The Company filed a separate federal income tax return for the final six months of 1997 and the first three weeks of 1998, and the realization of the tax benefit is unlikely. The allowance also provides for NOLs acquired in acquisition of a business in 1997. The following schedule represents the amounts of the Plan's NOLs and their expiration date:

     2007                                         $   150,754
     2008                                              53,781
     2009                                              20,754
     2010                                           1,584,667
     2011                                           2,075,894
     2012                                           2,353,449
     2018                                             280,723
                                                  -----------
     Total net operating losses                     6,520,022
     Valuation Allowance                           (6,520,022)
                                                   ----------
                                                  $     -
                                                  ===========

Because the operations of the Plan is being discontinued, future income will not be available to utilize the NOLs. Upon the ultimate liquidation and dissolution of the Plan, these NOLs may be potentially utilized by the Company. Because the timing and ultimate realization of these NOLs is uncertain, they are fully reserved.

NOTE 5:     COMMITMENTS

Leases: The Company leases its office facilities and some office equipment under operating leases expiring through 2008. The leases provide for monthly minimum rent payments, and some include renewal options for an additional five years.

Rental expense charged to operations under the operating leases for the years ended December 31, 2003, 2002 and 2001 were $834,564, $928,093 and $923,239, respectively.

Future minimum lease payments under operating leases for the years ending December 31 are as follows:


     2004                                           $  785,260
     2005                                              757,192
     2006                                              714,400
     2007                                              687,663
     2008                                              340,872
                                                    ----------
                                                    $3,285,387
                                                    ==========

<PAGE?   25

NOTE 6:     REPORTABLE OPERATING SEGMENTS

Factors management used to identify the enterprise's reportable segments: The Company has two reportable segments representing 100% of it's revenue. Each segment requires distinct tracking capabilities in the areas of revenues and expenses.

As a result of the exit from the commercial insurance market, the segment reported as of December 31, 2002 and 2001 as the Plan, which offered a variety of fully insured health insurance plans to employer groups, is being reported as a discontinued operation and will no longer be included as an operating segment. Disclosures for prior years have been restated accordingly.

Description of the types of products and services from which each reportable segment derives its revenue: The Network operations have two primary products which have been aggregated into one reportable segment: network access fees and hospital administrative fees. Network access fees arise from the rental of the Company's large PPO and other network products while hospital administrative fees arise from charges to the network hospitals based on claims incurred by members or fixed monthly contractual payments. The other reportable segment, Health Benefits Management (HBM), is the outcome of the new business strategy of offering benefits management and administration services to employers who are self-funding their company health benefit plans. This segment offers management and administration services for health benefit plans, flexible spending accounts, health reimbursement accounts and COBRA benefits.

Measurement of segment profit or loss and segment assets: The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

Information about profit or loss and assets of reportable segments:

                                                First Choice     Health Benefits
                                               Health Network       Management      Total
2003:
  Revenues from external customers              $ 19,504,443     $  1,908,246     $ 21,412,689
  Intersegment revenue                                74,413          (74,413)            -
  Interest revenue                                   193,700             -             193,700
  Depreciation expense                               851,670          179,093        1,030,763
  Income tax expense (benefit)                     2,740,230         (330,031)       2,410,199
  Expenditures on furniture, equipment
    and computer software                            874,068             -             874,068
  Segment profit (loss)                            5,025,449         (640,648)       4,384,801
  Minority interest                                                                   (448,663)
  Income from discontinued operations                                                  754,783
  Consolidated net income                                                            4,690,921
  Assets of reportable segments                   13,491,308          104,344       13,595,652
  Liabilities of reportable segments               2,684,866             -           2,684,866

2002:
  Revenues from external customers              $ 18,872,786     $       -        $ 18,872,786
  Intersegment revenue                                28,125          (28,125)            -
  Interest revenue                                   128,737             -             128,737
  Depreciation expense                             1,083,314             -           1,083,314
  Income tax expense (benefit)                     2,989,081          ( 4,480)       2,984,601
  Expenditures on furniture, equipment
    and computer software                            334,421             -             334,421
  Segment profit (loss)                            5,381,248          ( 8,696)       5,372,552
  Minority interest                                                                    404,126
  Loss from discontinued operations                                                 (3,851,787)
  Consolidated net income                                                            1,924,891
  Assets of reportable segments                   12,508,669             -          12,508,669
  Liabilities of reportable segments               3,548,594             -           3,548,594

2001:
  Revenues from external customers              $ 16,563,336     $       -        $ 16,563,336
  Intersegment revenue                                  -                -                -
  Interest revenue                                    19,602             -              19,602
  Depreciation/amortization expense                1,844,603             -           1,844,603
  Income tax expense                               2,107,961             -           2,107,961
  Expenditures on furniture, equipment
    and computer software                            412,807             -             412,807
  Segment profit                                   2,894,880             -           2,894,880
  Minority interest                                                                    173,062
  Loss from discontinued operations                                                 (4,475,929)
  Consolidated net loss                                                             (1,407,987)
  Assets of reportable segments                    9,090,106             -           9,090,106
  Liabilities of reportable segments               2,975,528             -           2,975,528

                                                    2003             2002             2001
Revenues:
  Total revenues from reportable segments and
      discontinued operations                   $ 51,053,380     $ 93,034,185     $122,652,504
                                                ============     ============     ============
Profit or loss:
  Total profit or (loss) for reportable
    segments and discontinued operations        $  5,139,584     $  1,520,765     $ (1,581,049)
  Adjustment for minority interest in
    consolidated statements                         (448,663)         404,126          173,062
                                                ------------     ------------     ------------
          Consolidated net income (loss)        $  4,690,921     $  1,924,891     $ (1,407,987)
                                                ============     ============     ============

                                                      2003            2002            2001
  Assets:
  Total assets for reportable segments          $ 13,595,652     $ 12,508,669     $  9,090,106
  Assets of discontinued operations               12,099,387       16,293,972       22,127,373
                                                ------------     ------------     ------------
         Consolidated total assets              $ 25,695,039     $ 28,802,641     $ 31,217,479
                                                ============     ============     ============

Liabilities:
  Total liabilities for reportable segments     $  2,684,866     $  3,548,594     $  2,975,531
  Liabilities of discontinued operations           3,823,788       10,320,905       15,673,922
                                                ------------     ------------     ------------
         Consolidated total liabilities         $  6,508,654     $ 13,869,499     $ 18,649,453
                                                ============     ============     ============

Substantially all of the revenues from external customers are derived from within the state of Washington.

NOTE 7:     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, short-term investments, service fees receivable, and accounts payable approximates fair value because of the short maturity of these instruments.

NOTE 8:  INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consist of the following:

                                                 Gross        Gross        Gross
                                   Amortized   Unrealized   Unrealized   Unrealized
                                     Cost        Gains        Losses       Losses
                                                             Less Than    More Than
                                                             12 Months    12 Months  Fair Value
                                 ---------------------------------------------------------------
December 31, 2003
   Mortgage-backed
   adjustable rate securities   $  1,098,214   $  4,262     $( 4,365)     $ (782)   $ 1,097,329
   Municipal bonds                 6,043,750      2,260      (10,459)         -       6,035,551
                                 -----------   --------     ---------     -------   -----------
                                $  7,141,964   $  6,522     $(14,824)     $ (782)   $ 7,132,880
                                ============   ========     =========     =======   ===========
December 31, 2002
   Government-backed
   adjustable rate securities   $  1,478,103   $ 10,369     $( 1,550)     $   -     $ 1,486,922
   Mortgage-backed
   adjustable rate securities      3,217,244      9,720      ( 1,071)     $   -       3,225,893
                                 -----------   --------     --------      -------   -----------
                                $  4,695,347   $ 20,089     $( 2,621)     $   -     $ 4,712,815
                                ============   ========     =========     =======   ===========

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase The decline in value is not related to any company or industry specific event. At December 31, 2003, there are approximately 12 investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Contractual maturities of investment securities as of December 31, 2003 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

                                   Available for Sale
                              Amortized             Fair
      Maturity                  Costs               Value
  -----------------          -----------        -----------
  One to ten years          $  1,500,111        $ 1,497,350
  Over ten years               5,641,853          5,635,530
                             -----------        -----------
                             $ 7,141,964        $ 7,132,880
                             ===========        ===========

Proceeds from sales and maturities of investment securities in 2003 and 2002 were $6,538,370 and $2,306,647, respectively. Sales of investment securities resulted in gross gains of $8,949 in 2003 and gross losses of $54,207 in 2003 and $566 in 2002.


NOTE 9:     RETIREMENT PLAN

The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan covering all full-time employees. Under the plan, employees can defer up to the maximum established by the Internal Revenue Service. The Company matches 50% of each employee's contribution, up to 6% of the employee's eligible salary. Employees are fully vested in employee contributions and vest over two years for employer contributions. The Company also has the option to make an additional profit sharing contribution to the plan. Employer contributions to the plan for the years ended December 31, 2003 and 2002, amounted to $151,173 and $139,691, respectively.

The Company also has a non-qualified contribution retirement program covering executive management employees. Participants must have been employed by the Company for at least one year and hold a position approved by the President and Board of Directors as having a significant corporate-wide impact on accomplishing the Company's strategic goals and objectives. Under this program, the Company funds the deferred benefits through participant accounts based upon the percentages of the individual participant's base salary approved by the Board of Directors. Deferred benefits of the trust, which have been included in accrued expenses, were $114,135 at December 31, 2003. The expenses in relation to the program were $97,234 for the year ended December 31, 2003. The market value of the trust assets was $114,135 at December 31, 2003. Realized and unrealized gains and losses on the assets accrue to the individual participants.

NOTE 10:     NOTE PAYABLE

The Company's note payable at December 31, 2001 in the amount of $698,170 bearing interest at 9.86% was fully paid in 2002.

NOTE 11 DISCONTINUED OPERATIONS

As the Plan's business model shifted from capitated contracts to fee for service contract arrangements over the past three (3) years, management and the Board of Directors have reevaluated the strategic importance of the Plan. As a result, the Plan's existing commercial insured business is being wound down in an orderly manner with the non-renewal of all commercial business during 2003 and the run-out of outstanding claim liabilities through 2004.

At the balance sheet date the following assets included in the consolidated balance sheet apply to the discontinued operations of the Plan:

                                                                 December 31,
                                                              2003               2002
             Assets
Cash and cash equivalents                               $  2,687,652         $    501,078
Investment securities available for sale, at fair value    8,020,730            9,094,340
Premiums receivable, net of allowance for doubtful
  accounts of $17,916 and $77,768                            898,489            2,642,137
Prepaid expenses and other receivables                        72,026              215,411
Deferred tax assets                                           36,266              158,756
Federal income tax benefit receivable from parent               -               1,607,743
Restricted indemnity cash and investments                    384,224            2,074,507
                                                         -----------          -----------
            Total assets                                $ 12,099,387         $ 16,293,972
                                                        ============         ============

            Liabilities
Accrued expenses                                        $    595,351         $    592,489
Reserve for unpaid loss and loss adjustment expenses       3,069,224            8,637,313
Provider settlements payable                                  83,787              225,630
Unearned premiums                                             17,099              763,200
Federal income tax expense payable to parent                   6,677                 -
Amount due to parent                                          51,650              102,273
                                                         -----------          -----------
            Total liabilities                           $  3,823,788         $ 10,320,905
                                                        ============         ============

The following amounts representing revenue and income and loss from discontinued operations are included in the consolidated statement of income:

                                                    2003          2002          2001
Operating revenue                              $ 29,640,691  $ 74,161,399  $106,089,168
Income (loss) on discontinued operations
  before federal income tax                       1,143,609    (5,821,861)   (6,541,391)
Income (loss) on discontinued operations
  after federal income tax                          754,783    (3,851,787)   (4,475,929)
Net income (loss) from discontinued
  operations per common share                         12.89        (65.80)       (76.43)



 NOTE 12: UNAUDITED QUARTERLY FINANCIAL DATA - CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                             Quarter      Quarter      Quarter      Quarter
                                            12/31/2003   09/30/2003   06/30/2003   03/31/2003
                                            ----------   ----------   ----------   ----------
OPERATING REVENUE
  Network access fees                     $ 2,511,915   $ 2,527,073   $ 2,508,243   $ 2,406,299
  Hospital administrative fees              1,244,569     1,235,692     1,159,794     1,295,979
  Hospital administrative fees,
    related parties                         1,076,095       980,097       991,955       983,967
  Health Benefit Management fees              518,730       503,313       467,914       418,289
  Employee assistance program and other       185,820       163,917       129,155       103,873
                                          -----------   -----------   -----------   -----------
     Total operating revenue                5,537,129     5,410,092     5,257,061     5,208,407
                                          -----------   -----------   -----------   -----------

OPERATING EXPENSES
  Payroll and related expenses              2,177,048     2,113,680     2,040,929     1,890,955
  Selling, general and
    administrative expenses                 1,750,627     1,633,585     1,499,520     1,428,718
                                          -----------   -----------   -----------   -----------
     Total operating expenses               3,927,675     3,747,265     3,540,449     3,319,673
                                          -----------   -----------   -----------   -----------
     Operating income                       1,609,454     1,662,827     1,716,612     1,888,734

OTHER INCOME (EXPENSE)
  Interest, net                                59,154        39,380        40,615        54,551
  Write-down of investment
    and other                                (393,614)       42,179        15,064        60,044
                                          -----------   -----------   -----------   -----------
     Total other income
       (expense), net                        (334,460)       81,559        55,679       114,595
                                          -----------   -----------   -----------   -----------
  Income from continuing operations
    before federal income taxes and
    minority interest                       1,274,994     1,744,386     1,772,291     2,003,329
  Provision for federal income taxes
    on continuing operations                  514,309       594,864       618,024       683,002
                                          -----------   -----------   -----------   -----------
  Income from continuing operations
    before minority interest                  760,685     1,149,522     1,154,267     1,320,327
MINORITY INTEREST, net of tax                 (85,120)     (122,728)     (181,275)      (59,540)
                                          -----------   -----------   -----------   -----------
  Income from continuing operations
    after minority interest                   675,565     1,026,794       972,992     1,260,787
DISCONTINUED OPERATIONS
  Income (loss) from discontinuation
    of First Choice Health Plan
    operations (net of applicable
    income tax expense (benefit) of
    $136,985, $82,657, $265,486
    and ($ 96,302))                           265,914       160,453       513,713      (185,297)
                                          -----------   -----------   -----------   -----------
NET INCOME                                $   941,479   $ 1,187,247   $ 1,486,705   $ 1,075,490
                                          ===========   ===========   ===========   ===========

NET INCOME PER COMMON SHARE               $     16.08   $     20.28   $     25.40   $     18.37
                                          ===========   ===========   ===========   ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                 58,537        58,538        58,538        58,538
                                          ===========   ===========   ===========   ===========

                                     30

                                             Quarter      Quarter      Quarter      Quarter
                                            12/31/2002   09/30/2002   06/30/2002   03/31/2002
                                            ----------   ----------   ----------   ----------
OPERATING REVENUE
  Network access fees                     $ 2,385,083   $ 2,361,009   $ 2,303,410  $ 2,042,537
  Hospital administrative fees              1,309,631     1,273,188     1,276,551    1,208,545
  Hospital administrative fees,
    related parties                         1,127,050     1,130,497     1,205,289    1,060,856
  Employee assistance program and other        47,325        41,372        62,563       37,880
                                          -----------   -----------   -----------  -----------
     Total operating revenue                4,869,089     4,806,066     4,847,813    4,349,818
                                          -----------   -----------   -----------  -----------

OPERATING EXPENSES
  Payroll and related expenses              1,386,003     1,468,226     1,587,873    1,502,436
  Selling, general and
    administrative expenses                 1,189,623     1,164,326     1,226,742    1,025,438
                                          -----------   -----------   -----------  -----------
     Total operating expenses               2,575,626     2,632,552     2,814,615    2,527,874
                                          -----------   -----------   -----------  -----------
     Operating income                       2,293,463     2,173,514     2,033,198    1,821,944

OTHER INCOME (EXPENSE)
  Interest, net                                52,504        12,356        52,134       11,743
  Write-down of investment
    and other                                  65,082      (305,214)       68,519       77,910
                                          -----------   -----------   -----------  -----------
     Total other income
       (expense), net                         117,586      (292,858)      120,653       89,653
                                          -----------   -----------   -----------  -----------
   Income from continuing operations
     before federal income taxes
     and minority interest                  2,411,049     1,880,656     2,153,851    1,911,597

  Provision for federal income taxes
    on continuing operations                  822,518       799,002       712,434      650,647
                                          -----------   -----------   -----------  -----------
  Income from continuing operations
    before minority interest                1,588,531     1,081,654     1,441,417    1,260,950

MINORITY INTEREST, net of tax                 (33,347)       12,569       389,801       35,103
                                          -----------   -----------   -----------  -----------
  Income from continuing operations
    after minority interest                 1,555,184     1,094,223     1,831,218    1,296,053

DISCONTINUED OPERATONS
  Loss from discontinuation of
    First Choice Health Plan
    Insurance operations (net of
    applicable income tax benefit
    of ($156,023), ($298,124),
    ($1,198,509) and ($317,418))             (302,869)     (513,679)   (2,391,547)    (643,692)
                                          -----------   -----------   -----------  -----------
NET INCOME (LOSS)                         $ 1,252,315   $   580,544   $  (560,329) $   652,361
                                          ===========   ===========   ===========  ===========

NET INCOME (LOSS) PER COMMON
  SHARE                                   $     21.39   $      9.91   $     (9.57) $     11.14
                                          ===========   ===========   ===========  ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  58,538        58,572        58,540       58,540
                                          ===========   ===========   ===========  ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in Rule 13(a)- 15e under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Executive Vice President of Finance and several other members of the registrant's senior management as of the end of the period covered by this report. Based on that evaluation, the Registrant's Chief Executive Officer and Executive Vice President of Finance concluded that the Registrant's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Executive Vice President of Finance) as appropriate to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Control over financial reporting: In the quarter ended December 31, 2003, there has been no change in the Registrant's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Registrant's reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that
(1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.

PART III

ITEM  10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required to be included in this Item 10 concerning directors and executive officers of the Company is incorporated into this report by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed within 120 days of the Company's fiscal year end December 31, 2003 (the "2004 Proxy Statement"), as set forth under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Management," "Code of Ethics," and "Meetings and Committees of the Board-Current Board Committees-Audit Committee."

ITEM  11.    EXECUTIVE COMPENSATION

Information required by this Item 11 concerning executive and director compensation is incorporated into this report by reference to the 2004 Proxy Statement, in which required information is set forth under the headings "Executive Compensation," "Meetings and Committees of the Board of Directors-Current Board Committees-Compensation Committee," and "{Meetings and Committees of the Board-Compensation of Directors."

<PAGE 33>

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 concerning the security ownership of certain beneficial owners and management is incorporated into this report by reference to the 2004 Proxy Statement, in which required information is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management-Beneficial Ownership Table."

The Company does not have any equity compensation plans.

ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 concerning certain relationships and related transactions is incorporated into this report by reference to the 2004 Proxy Statement, in which required information is set forth under the heading "Certain Relationships and Related Transactions."

ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 concerning fees paid to our independent auditors is incorporated into this report by reference to the 2004 Proxy Statement, in which required information is set forth under the heading "Matters Relating to Our Independent Auditors."

PART  IV

Item  15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    Financial Statements and Schedules.
       The financial statements and related documents listed in Item 8 of this report are filed as part of this report. All other schedules to the consolidated financial statements are omitted because they are not applicable or not material or because the information is included in the consolidated financial statements or related notes in Item 8 above.

(b)    Reports on Form 8-K.
       No reports on Form 8-K were filed during the quarter ended
       December 31, 2003.

(c)    Exhibits

2.1 Copy of Registrant's Restated Articles of Incorporation, as filed August 13, 2003.

2.2    Copy of Registrant's Restated By-Laws as amended June 26, 2003.

10.1 Form of Agreement between Registrant and Physician participating in PPO. (1)

10.2 Form of Health Care Facility Service Contract between Registrant and Hospital participating in PPO. (1)

10.3   Form of Agreement between Registrant and Health Care
       Provider other than Hospitals and Physicians participating in PPO. (1)

10.4   Form of Agreement between Registrant and Third Party Administrator. (1)

10.5   Form of Agreement between Registrant and Insurance Company.(1)

10.6 Copy of Participation Agreement dated March 27, 1985, between Registrant and King County Public Hospital District No.2
       (Evergreen General Hospital).(1)

10.7 Copy of Participation Agreement dated March 26, 1985, between Registrant and Valley Medical Center. (1)

10.8 Copy of Participation Agreement dated December 19, 1991, between Registrant and Public Hospital District No.2 of Snohomish County (Stevens Memorial Hospital) and related Promissory Note in the aggregate principal amount of $ 566,000. (1)

10.9 Copy of Participation Agreement dated December 20, 1999 between Registrant and University of Washington Academic Medical Center, and related Promissory Note in the aggregate principal amount of $1,260,000. (2)

10.10  Copy of the Chief Executive Officer's 2003 Compensation Agreement. (3) *

10.11  Copy of the Registrant's 2003 - 2005 Long-Term Incentive Program. (4) *

10.12  Copy of the Registrant's Supplemental Executive Retirement Plan. (5) *

14.1   Code of Conduct for Chief Executive Officer.

14.2   Code of Conduct for Chief Financial Officer.

14.3   Code of Conduct for Controller.

31.1   Certification pursuant to Rule 13(a)-14(a) for Gary R. Gannaway.

31.2   Certification pursuant to Rule 13(a)-14(a) for Kenneth A. Hamm.

32.1   Section 1350 Certification for Gary R. Gannaway, Chief Executive
       Officer.

32.2    Section 1350 Certification for Kenneth A. Hamm, Executive Vice
       President.

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1) Filed as an Exhibit to Registrant's Registration Statement on Form 10-SB.

(2) Filed as Exhibit 10.23 to Registrant's Current Report on Form 8-K filed on January 3, 2000.

(3) Filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 10-K").

(4)    Filed as Exhibit 10.25 to the 2002 10-K.

(5) Filed as Exhibit 10.26 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2004.

 	FIRST CHOICE HEALTH NETWORK, INC.



By:	 /s/
	--------------------------------------
	KENNETH A. HAMM
	Executive Vice President of Finance
	(Principal Financial and Accounting Officer and Duly Authorized Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004.

Signature                         Title
---------                         -----


/s/                               President and Chief Executive Officer
----------------------------      (Principal Executive Officer)
      GARY R. GANNAWAY

/s/                               Executive Vice President of Finance
----------------------------      (Principal Financial and Accounting Officer)
      KENNETH A. HAMM


/s/                               Director
----------------------------
      DIANE E. CECCHETTINI

/s/                               Director
----------------------------
      GERALD A. CUFLEY, M.D.

/s/                               Chairman of the Board of Directors
----------------------------
      PAUL M. ELLIOTT

/s/                               Director
----------------------------
      KENNETH D. GRAHAM

/s/                               Director
----------------------------
      PHILLIP J. HAAS

/s/                               Director
----------------------------
      WILLIAM F. JOHNSTON, M.D.

/s/                               Director
----------------------------
      SCOTT F. KRONLUND, M.D.


Signature                         Title
---------                         -----


/s/                               Director
----------------------------
      GARMAN E. LUTZ


/s/                               Director
----------------------------
      RICHARD A. MCGEE, M.D.

/s/                               Director
----------------------------
      BARBARA L. MITCHELL

/s/                               Director
----------------------------
      RICHARD H. PETERSON

/s/                               Director
----------------------------
      PAUL G. RAMSEY, M.D.

/s/                               Director
----------------------------
      RICHARD E. RUST, M.D.

/s/                               Director
----------------------------
      GREG VAN PELT

/s/                               Director
----------------------------
      CLYDE D. WALKER

/s/                               Director
----------------------------
      MITCHELL B. WEINBERG
