Form 10-K/A
period 2003-12-31
FIRST CHOICE HEALTH NETWORK INC
filed 2004-04-06
CIK 922622

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549



                              FORM 10 - K/A
                             Amendment No. 1


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


                            EXPLANATORY NOTE

 This amendment to First Choice Health Network, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed on March 30, 2004, is being filed for the purpose of filing two exhibits listed in the exhibit index included in Part IV, Item 15 of Form 10-K, but inadvertently omitted from the original filing.

                                  INDEX

PART  IV


      ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K                             4

                  SIGNATURES                                          6

PART  IV

Item  15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

(b)    Reports on Form 8-K.
       No reports on Form 8-K were filed during the quarter ended
       December 31, 2003.

(c)    Exhibits

3.1 Copy of Registrant's Restated Articles of Incorporation, as filed August 13, 2003.

3.2    Copy of Registrant's Restated By-Laws as amended June 26, 2003.

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

10.11  Copy of the Registrant's 2003 - 2005 Long-Term Incentive Program. (4) *

10.12  Copy of the Registrant's Supplemental Executive Retirement Plan. (5) *

14.1   Code of Conduct for Chief Executive Officer. (6)

14.2   Code of Conduct for Chief Financial Officer. (6)

14.3   Code of Conduct for Controller. (6)

31.1   Certification pursuant to Rule 13(a)-14(a) for Gary R. Gannaway.

31.2   Certification pursuant to Rule 13(a)-14(a) for Kenneth A. Hamm.

32.1   Section 1350 Certification for Gary R. Gannaway, Chief Executive
       Officer. (6)

32.2   Section 1350 Certification for Kenneth A. Hamm, Executive Vice
       President. (6)

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

(2) Filed as Exhibit 10.23 to Registrant's Current Report on Form 8-K filed on January 3, 2000.

(3) Filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 10-K").

(4)    Filed as Exhibit 10.25 to the 2002 10-K.

(5) Filed as Exhibit 10.26 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(6) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31 2003, filed on March 30, 2004

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this Amendment to its report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of April, 2004.

 	FIRST CHOICE HEALTH NETWORK, INC.



By:	 /s/
	--------------------------------------
	KENNETH A. HAMM
	Executive Vice President of Finance
	(Principal Financial and Accounting Officer and Duly Authorized Officer)