Form 10-Q
period 2004-03-31
FIRST CHOICE HEALTH NETWORK INC
filed 2004-05-14
CIK 922622

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q

     [   X   ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended MARCH 31, 2004

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   __X___                     No   ______

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

              Yes   ______                     No   __X___


The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on March 31, 2004, was 537 shares and 40,600 shares, respectively.

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q

                                                                          Page
Part I      Financial Information

      Item 1   Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      at March 31, 2004 and December 31, 2003                               3

      Condensed Consolidated Statements of Income (Unaudited)
      for the Three Months Ended March 31, 2004 and 2003                    5

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended March 31, 2004 and 2003                    6

      Notes to Condensed Consolidated Financial Statements (Unaudited)      7

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               10

      Item 3   Quantitative and Qualitative Disclosures About Market Risk  13

      Item 4   Controls and Procedures                                     13


Part II     Other Information

      Item 1   Legal Proceedings                                           14

      Item 6   Exhibits and Reports on Form 8-K                            15

      Signatures                                                           16

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2004 and DECEMBER 31, 2003


                                                                    March 31,    December 31,
ASSETS                                                                 2004          2003
CURRENT ASSETS:
Cash and cash equivalents                                          $ 2,226,676   $ 1,459,881
Investment securities available-for-sale, at fair value              8,403,596     7,132,880
Service fees receivable, net of allowance for doubtful
  accounts of $80,872 and $77,194                                    1,272,141       950,498
Service fees receivable from related parties                           177,261       354,114
Prepaid expenses                                                       364,939       442,072
Deferred tax assets                                                    173,986       164,066
Other current assets                                                   204,254       340,025
Receivable from subsidiary                                                 171        51,650
Federal income tax receivable from subsidiary                          365,286         6,677
Current assets of discontinued operations                           10,701,328    11,715,163
                                                                   -----------   -----------
                        Total current assets                        23,889,638    22,617,026

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              5,351,028     5,303,600
Computer software                                                    1,394,135     1,386,784
                                                                   -----------   -----------
                                                                     6,745,163     6,690,384
Less accumulated depreciation                                       (5,620,054)   (5,392,963)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                     1,125,109     1,297,421

DEFERRED TAX ASSETS                                                  1,184,364     1,140,249

OTHER ASSETS:
Investment in One Health Port                                          241,984       141,984
Other assets                                                           142,920       114,135
Assets of discontinued operations                                      384,438       384,224
                                                                   -----------   -----------
                        Total other assets                             769,342       640,343
                                                                   -----------   -----------
TOTAL ASSETS                                                       $26,968,453   $25,695,039
                                                                   ===========   ===========

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2004 and DECEMBER 31, 2003


                                                                    March 31,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                  2004          2003
CURRENT LIABILITIES:
Accounts payable                                                   $   602,324   $   627,631
Accrued expenses                                                     2,282,009     1,986,532
Federal income tax payable                                           1,007,768        70,703
Current liabilities of discontinued operations                       1,778,620     3,823,788
                                                                   -----------   -----------
            Total current liabilities                                5,670,721     6,508,654

MINORITY INTEREST                                                    2,072,067     1,922,306

REDEEMABLE EQUITY PARTICIPATION                                      2,520,000     2,520,000

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 537 shares                                       537           537
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                 40,600        40,600
Additional paid-in capital                                           4,305,356     4,305,356
Additional capital from affiliates                                   1,472,108     1,472,108
Retained earnings                                                   10,844,294     8,943,283
Accumulated other comprehensive income (loss), net of tax               42,770       (17,805)
                                                                   -----------   -----------
            Total shareholders' equity                              16,705,665    14,744,079
                                                                   -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $26,968,453    $25,695,039
                                                                   ===========    ===========

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                    Three Months Ended
                                                                         March 31,
                                                                     2004          2003
OPERATING REVENUE:
Network access fees                                                $ 3,024,629   $ 2,706,299
Hospital administrative fees                                           922,642       995,979
Hospital administrative fees, related parties                          982,237       983,967
Health benefit management fees                                         804,297       418,289
Other                                                                  216,022       103,873
                                                                   -----------   -----------
         Total operating revenue                                     5,949,827     5,208,407
                                                                   -----------   -----------
OPERATING EXPENSES:
Payroll and related expenses                                         2,533,961     1,890,955
Selling, general, and administrative expenses                        1,561,147     1,428,718
                                                                   -----------   -----------
         Total operating expenses                                    4,095,108     3,319,673
                                                                   -----------   -----------
         Operating income                                            1,854,719     1,888,734
                                                                   -----------   -----------
OTHER INCOME:
Interest                                                                77,261        54,551
Other                                                                    9,225        60,044
                                                                   -----------   -----------
         Total other income                                             86,486       114,595
                                                                   -----------   -----------
Income from continuing operations before
  federal income taxes and minority interest                         1,941,205     2,003,329
Provision for federal income taxes on
  continuing operations                                                639,422       683,002
                                                                   -----------   -----------
Income from continuing operations before
  minority interest                                                  1,301,783     1,320,327

MINORITY INTEREST, net of tax                                         (149,761)      (59,540)
                                                                   -----------   -----------
Income from continuing operations after
  minority interest                                                  1,152,022     1,260,787

Discontinued operations:
  Income(loss) from discontinuation of First
    Choice Health Plan Insurance operations
    (net of applicable income tax expense (benefit)
    of $385,394 and ($ 96,302))                                        748,989      (185,297)
                                                                    ----------   -----------
NET INCOME                                                         $ 1,901,011   $ 1,075,490
                                                                   ===========   ===========

NET INCOME FROM CONTINUING OPERATIONS
  AFTER MINORITY INTEREST PER COMMON SHARE                         $     19.68   $    21.54
                                                                   ===========   ==========
NET INCOME PER COMMON SHARE                                        $     32.47   $    18.37
                                                                   ===========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                                     58,537       58,538
                                                                   ===========   ==========

See notes to condensed consolidated financial statements.
                                            5

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                      Three Months Ended
                                                                           March 31,
                                                                      2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                            $ 1,152,022   $ 1,260,787
  Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
    Depreciation                                                       227,091       246,624
    Deferred income taxes, net                                         (54,035)       (4,338)
    Provision for doubtful accounts                                      3,678       (27,272)
    Minority interest                                                  149,761        59,540
  Changes in operating assets and liabilities:
    Service fees receivable                                           (148,468)      (80,924)
    Due from subsidiary including tax accrual                         (307,130)      102,273
    Prepaid expenses                                                    77,133       103,417
    Other current assets                                               135,771       (27,875)
    Other assets                                                       (28,785)         -
    Accounts payable                                                   (25,307)      (83,104)
    Accrued expenses                                                   295,477      (320,418)
    Federal income tax payable                                         937,065    (1,061,884)
                                                                  ------------   -----------
  Net cash provided by continuing operating activities               2,414,273       166,826

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment, and computer software              (54,779)     (130,920)
  Purchase of investments available for sale                        (1,516,625)   (2,124,531)
  Principal paydowns and sales of investments available for sale       295,386       433,633
  Investment in One Health Port                                       (100,000)         -
                                                                  ------------   -----------
  Net cash used by investing activities                             (1,376,018)   (1,821,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redeemable equity participation                                      -             134,557
                                                                  ------------   -----------
  Net cash provided by financing activities                            -             134,557

CASH FLOWS TO (FROM) DISCONTINUED OPERATIONS                          (271,460)      184,880
                                                                  ------------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   766,795    (1,705,315)
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                  1,459,881     2,324,382
                                                                  ------------   -----------
  End of period                                                   $  2,226,676   $   619,067
                                                                  ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the period for:
    Federal income taxes                                          $    115,000   $   110,000

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE 1  PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of First Choice Health Network, Inc. and Subsidiary, the accompanying unaudited interim condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004, and the results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. The condensed consolidated financial statements include the segregation of the discontinued operations of the insured health plan business. (See Note 4.) The results of interim operations are not necessarily indicative of operating results for the entire year.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

NOTE 2  INVESTMENTS

During the three months ended March 31, 2004, the Company purchased $1.5 million and sold $.2 million of investments available for sale. Principal paydowns on investments in debt securities during the first three months of 2004 were $52,505. The amortized cost, unrealized gains or losses and fair values of investments in debt securities as of March 31, 2004 and December 31, 2003 are as follows:

                                                 Gross        Gross        Gross
                                   Amortized   Unrealized   Unrealized   Unrealized
                                     Cost        Gains        Losses       Losses
                                                             Less Than    More Than
                                                             12 Months    12 Months  Fair Value
                                 ---------------------------------------------------------------
March 31, 2004
   Mortgage-backed
   adjustable rate securities   $    829,468   $    423     $   (645)    $(1,775)   $   827,471
   Municipal bonds                 7,533,736     70,342      (27,953)         -       7,576,125
                                 -----------   --------     ---------     -------   -----------
                                $  8,363,204   $ 70,765     $(28,598)    $(1,775)   $ 8,403,596
                                ============   ========     =========     =======   ===========
December 31, 2003
   Mortgage-backed
   adjustable rate securities   $  1,098,214   $  4,262     $( 4,365)     $ (782)   $ 1,097,329
   Municipal bonds                 6,043,750      2,260      (10,459)         -       6,035,551
                                 -----------   --------     ---------     -------   -----------
                                $  7,141,964   $  6,522     $(14,824)     $ (782)   $ 7,132,880
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

NOTE 3  REPORTABLE OPERATING SEGMENTS

Factors management used to identify the enterprise's reportable segments: The Company has two reportable segments representing 100% of its revenue. Each segment requires distinct tracking capabilities in the areas of revenues and expenses.

As a result of exiting the commercial insurance market, the Plan segment which offered a variety of fully insured health insurance plans to employer groups is being reported as a discontinued operation and is not included as an operating segment (See Note 4).

Description of the types of products and services from which each reportable segment derives its revenue: The Network operations have two primary products which have been aggregated into one reportable segment: network access fees and hospital administrative fees. Network access fees arise from the rental of the Company's large PPO and other network products while hospital administrative fees arise from charges to the network hospitals based on claims incurred by members or fixed monthly contractual payments. The other reportable segment, Health Benefits Management ("HBM"), offers benefits management and administration services to employers who are self-funding their company health benefit plans. This segment offers management and administration services for health benefit plans, flexible spending accounts, health reimbursement accounts and COBRA benefits.

Measurement of segment profit or loss and segment assets: The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

Information about profit or loss and assets of reportable segments:

                                           First Choice    Health Benefits
                                          Health Network      Management         Total
                                          --------------    --------------    -----------
Three months ended March 31, 2004:
   Revenues from external customers     $ 5,145,530        $   804,297        $ 5,949,827
   Intersegment revenue                      15,702            (15,702)              -
   Net income (loss)                      1,407,662           (105,879)         1,301,783
   Minority interest                                                             (149,761)
   Income from discontinued operations                                            748,989
   Consolidated net income                                                      1,901,011

Three months ended March 31, 2003:
   Revenues from external customers     $ 4,790,118        $   418,289        $ 5,208,407
   Intersegment revenue                      20,268           (20,268)               -
   Net income (loss)                      1,364,827           (44,500)          1,320,327
   Minority interest                                                              (59,540)
   Loss from discontinued operations                                             (185,297)
   Consolidated net income                                                      1,075,490

NOTE 4 DISCONTINUED OPERATIONS

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

The discontinuance of the Plan's operation is accounted for pursuant to SFAS 60, Accounting and Reporting by Insurance Enterprises. This statement requires recording a liability for all costs expected to be incurred in connection with the settlement of unpaid claims to be accrued when the liability for unpaid claims is incurred.

At the Balance Sheet date the following assets included in the condensed consolidated balance sheet apply to the discontinued operations of the Plan:

            Assets                                     March 31, 2004    December 31, 2003
Cash and cash equivalents                               $  2,172,168         $  2,687,652
Investment securities available for sale                   8,484,760            8,020,730
Premiums receivable                                             -                 898,489
Prepaid expenses and other receivables                        34,919               72,026
Deferred tax asset                                             9,481               36,266
Restricted indemnity cash and investments                    384,438              384,224
                                                         -----------          -----------
            Total assets                                $ 11,085,766         $ 12,099,387
                                                         ===========          ===========
            Liabilities
Accrued expenses                                        $    391,355         $    595,351
Reserve for unpaid loss and loss adjustment expenses       1,014,954            3,069,224
Provider settlements payable                                    -                  83,787
Unearned premiums                                              6,854               17,099
Federal income tax expense payable to parent                 365,286                6,677
Amount due to parent                                             171               51,650
                                                         -----------          -----------
            Total liabilities                           $  1,778,620         $  3,823,788
                                                         ===========          ===========

The following amounts, representing revenue and income and loss from discontinued operations, are included in the condensed consolidated statement of income for the three months ended March 31, 2004 and 2003:

            Operations
                                                               For the Three Months
                                                                   Ended March 31,
                                                                  2004          2003
Operating revenue                                            $     26,353  $ 12,067,221
Income (loss) on discontinued operations
  before federal income tax                                     1,134,383      (281,599)
Income (loss) on discontinued operations
  after federal income tax                                        748,989      (185,297)
Net income (loss) from discontinued
  operations per common share                                       12.80        ( 3.17)

                                            9

NOTE 5 EARNINGS PER SHARE

Net income per common share (Class A and B) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 41,137 and 41,138 shares for the three months ended March 31, 2004 and 2003, respectively, and 17,400 shares for district hospitals applicable to affiliate common share equivalents for each period. District hospitals are not shareholders of the Company, but have contractual agreements with the Company that provide for certain rights and obligations equivalent, but not identical, to those of Class B shareholders, including liquidation and dividend rights. The capital contributions of the non-shareholders are recorded as additional capital from affiliates. These contractual agreements are considered to be common share equivalents for purposes of calculating net income per common share.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

First Choice Health Network, Inc. ("the Company"), is a physician and hospital owned company offering preferred provider organization ("PPO"), health benefits management services ("HBM") to large self-funded plan sponsors and, until year end 2003, offered insured health plan products through a subsidiary, First Choice Health Plan, Incorporated ("the Plan"). The Plan no longer provides insurance services as of January 1, 2004 and is reported as discontinued operations in the financial statements.

Revenue from PPO network services including utilization management services takes the form of monthly access fees from participating payers and fees from payers based on a percentage of the savings generated by PPO provider contracts. In addition, participating hospitals pay fees based on PPO claims volumes in those hospitals. Other PPO product offerings include medical and utilization management services for certain PPO clients and various specialty network services including a complementary and alternative medicine PPO and Employee Assistance Program ("EAP") product and network services.

The HBM segment offers benefits management and administration services to self-funded employers and insurance carriers. The HBM membership was 21,239 at March 31, 2004 compared to 10,470 at December 31, 2003. With certain well defined exceptions, these self-funded benefits administration services will not be offered to potential clients that currently obtain such services from benefit administrators that access the Company's PPO products. The HBM revenues consist primarily of fees paid to administer health benefit plans, flexible spending accounts and various forms of consumer directed health plans such as health reimbursement accounts.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements about the future operations of the Company, including discussion of the effects of the Company's exit from the insured health care business, the prospects for the Company's entry into the HBM business, and the adequacy of the Company's reserves for claims expenses and unreported claims for the discontinued Plan operations. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such factors include the Company's ability to attract and retain new HBM customers and the cost of maintaining technological and staff capabilities for health benefits management and administration. Because of these uncertainties, actual future results, performance or achievements may be materially different from the results, performance or achievements expressed or implied by these forward-looking statements.
                                            10

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2003

The following table summarizes operating revenues for the quarters ended March 31, 2004 and 2003:
(in millions)                              Three Months Ended
                                               March 31,
                                            2004        2003
                                            ----        ----
Network access fees                         $3.0        $2.7
Hospital administrative fees                 1.9         2.0
Health benefit management fees                .8          .4
Other                                         .2          .1
                                            ----        ----
   Total operating revenues                 $5.9        $5.2

Operating revenue, net of discontinued operations, increased $.7 million (14.2%) from 2003 to 2004. The increase in 2004 resulted principally from an increase of $.4 million from revenue of the Company's HBM business segment and the impact of increasing rates for network access fees of $.3 million.

The following table summarizes operating expenses for the quarters ended March 31, 2004 and 2003:
(in millions)                              Three Months Ended
                                               March 31,
                                            2004        2003
                                            ----        ----
Payroll and related expenses                $2.5        $1.9
Selling, general and administrative          1.6         1.4
                                            ----        ----
   Total operating expenses                 $4.1        $3.3

Payroll and related expenses of the ongoing business segments increased $.6 million (34.0%) from 2003 to 2004. The increase resulted primarily from the redirection of costs from the insured business to the new HBM business. Selling, general and administrative expenses of the ongoing business segments remained relatively constant with an increase of $.2 million (9.3%) from 2003 to 2004.

The Plan's net income and loss as shown on the discontinued operations line on the condensed consolidated statements of income for the three months ended March 31, 2004 and 2003 is $748,989 and ($185,297), respectively. The change from a net loss in 2003 to net income in 2004 results from the favorable development of claims reserves upon the exit of the Plan from the insured health care business in 2003. Based upon the three months of claims run out paid in 2004, the reserve for unpaid loss and loss adjustment expense recorded at December 31, 2003 has restated favorably by approximately $1 million. This represents the bulk of the pre-tax income of discontinued operations in 2004.

RELATED PARTY TRANSACTIONS

The Company's related party transactions consist of two components. One component is the fees received from the Company's owner hospitals for HBM services. The other component is hospital administrative fees from owner hospitals.

MARKET RISK FROM COMPETITORS

The Company offers its PPO and HBM products in a highly competitive environment. The Company has numerous competitors, including for-profit and not-for-profit HMOs, third party administrators ("TPAs"), preferred provider organizations ("PPOs") and indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than the Company. The Company's ability to retain existing PPO clients and attract new PPO and HBM clients is largely dependent on its ability to offer competitive provider contract value and maintain a network of high quality, efficient, fully credentialed providers who agree to accept competitive reimbursement rates.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1986, the Company has financed its operations from equity investments from over 870 physicians, from the seven hospitals comprising the Company's Class B shareholders, non-equity capital contributions from four additional hospitals pursuant to their respective participation agreements, and funds from operations.

As indicated on the Company's Condensed Consolidated Balance Sheet at
March 31, 2004, the Company had cash and cash equivalents of approximately
$2.2 million compared to approximately $1.5 million at December 31, 2003.
The Company anticipates that the revenue generated by operations, cash and cash equivalents and investment securities available for sale as of March 31, 2004 will be sufficient to meet its cash requirements throughout 2004. The run-out of claims liability reserves during 2004 in the Plan's discontinued operations is expected to be funded by the Plan's cash and investments totaling $10.7 million at March 31, 2004.

Following are explanations of significant balance sheet account fluctuations:

Investments in securities available for sale increased $1.3 million from $7.1 million at December 31, 2003 to $8.4 million at March 31, 2004 due to the re-investment of operating cash flow. The federal income tax receivable from subsidiary increased from $.0 at December 31, 2003 to $.4 million at March 31, 2004. This increase resulted from the income generated by the discontinued operations of the Plan and the timing of estimated federal income tax payments. Federal income tax payable increased by $.9 million to $1.0 million at March 31, 2004. This increase is also due to the timing of estimated federal income tax payments. Other balance sheet account fluctuations primarily result from normal payment and collection timing differences.

Current assets of discontinued operations decreased by $1.0 million from $11.7 million at December 31, 2003 to $10.7 million at March 31, 2004 due to the orderly exit from the health insurance business and the resulting payment of claims run out. Current liabilities of discontinued operations has decreased $2.0 million from $3.8 million at December 31, 2003 to $1.8 million at March 31, 2004 primarily due to the payment of claims run-out and the resulting reduction in the reserve for unpaid loss and loss adjustment expense.

DIVIDENDS

The balance sheet presents all assets and liabilities of the health plan legal entity as discontinued. During 2004, the Plan expects to request regulatory approval to distribute to the Company as dividends a significant portion of its assets. During 2005, the Company expects to request regulatory approval to dissolve the Plan and distribute any remaining assets as dividends. The Company plans to declare a special dividend to distribute its share of these non-recurring cash flows to its shareholders in the years in which they are received.
                                            12

The Company had not paid any dividends in its history until 2003, when it declared and paid a $1.2 million dividend to shareholders in connection with the winding down of the Plan. Based on its expectations of generating positive cash flow on a consistent basis in the future, the Company plans to pay annual cash dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a result of the decision to exit the insured health care business by December 31, 2003, the Company's 80% ownership in the Plan was written down at December 31, 2001 to the expected net realizable value, which is the Plan's book value. Management believes this measurement of the expected net realizable value is still valid as of March 31, 2004.

The reserve for unpaid claims and claims adjustment expenses in discontinued operations of the Plan represents reported and unreported claims which have been incurred but have not been paid at the date of the financial statements. The reserve for unreported claims is determined actuarially using prior experience and the nature of current health insurance contracts and volume. Included in the liability is an estimate of the future expenses necessary to settle claims. Due to the uncertainties inherent in the estimation process, actual costs may differ from the estimated amounts in the near term, and these differences may be significant. As a result of decreasing membership in the Plan during 2003, management has increased the level of conservatism in the estimate due to increased risk associated with potential claim volatility resulting from a lower membership base. This conservatism is now being realized as shown by the approximate $1 million favorable development of the reserve for unpaid loss and loss adjustment expense recorded at December 31, 2003.

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

Item 4     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Executive Vice President of Finance and several other members of the registrant's senior management as of the end of the period covered by this report. Based on that evaluation, the Registrant's Chief Executive Officer and Executive Vice President of Finance concluded that the Registrant's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Executive Vice President of Finance) as appropriate to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Control over financial reporting: In the quarter ended March 31, 2004, there has been no change in the Registrant's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Part II     Other Information

   Item 1     Legal Proceedings

     In the normal course of business, the Company may encounter claims, assessments, and litigation brought against the Company. If and when these situations arise, the Company assesses the situation and accrues for financial exposure, if appropriate. As of March 31, 2004, the Company is not aware of any such material situations.

   Item 6     Exhibits and Reports on Form 8-K
   (a) The following exhibits are furnished with this report:

31.1   Certification pursuant to Rule 13a-14(a) for Gary R. Gannaway.

31.2   Certification pursuant to Rule 13a-14(a) for Kenneth A. Hamm.

32.1   Section 1350 Certification for Gary R. Gannaway, Chief Executive
       Officer.

32.2    Section 1350 Certification for Kenneth A. Hamm, Executive Vice
       President.

   (b) No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 2004.

       FIRST CHOICE HEALTH NETWORK, INC.



By:       /s/
      --------------------------------------
      KENNETH A. HAMM
      Executive Vice President of Finance
      (Principal Financial and Accounting Officer and Duly Authorized Officer)