Form 10-Q
period 2004-06-30
FIRST CHOICE HEALTH NETWORK INC
filed 2004-08-11
CIK 922622

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q

     [   X   ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended JUNE 30, 2004

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

              Yes   ______                     No   __X___


The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on June 30, 2004, was 537 shares and 40,600 shares, respectively.

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q

                                                                          Page
Part I      Financial Information

      Item 1   Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      at June 30, 2004 and December 31, 2003                                3

      Condensed Consolidated Statements of Income (Unaudited)
      for the Three Months and Six Months Ended June 30, 2004 and 2003      5

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended June 30, 2004 and 2003                       6

      Notes to Condensed Consolidated Financial Statements (Unaudited)      7

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               10

      Item 3   Quantitative and Qualitative Disclosures About Market Risk  15

      Item 4   Controls and Procedures                                     15


Part II     Other Information

      Item 1   Legal Proceedings                                           16

      Item 6   Exhibits and Reports on Form 8-K                            16

      Signatures                                                           17

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2004 and DECEMBER 31, 2003


                                                                     June 30,    December 31,
ASSETS                                                                 2004          2003
CURRENT ASSETS:
Cash and cash equivalents                                          $ 1,981,368   $ 1,459,881
Investment securities available-for-sale, at fair value              8,672,292     7,132,880
Service fees receivable, net of allowance for doubtful
  accounts of $124,927 and $77,194                                   1,097,251       950,498
Service fees receivable from related parties                           205,197       354,114
Prepaid expenses                                                       370,442       442,072
Deferred tax assets                                                    194,065       164,066
Other current assets                                                    94,669       340,025
Receivable from subsidiary                                           5,213,882        51,650
Federal income tax receivable from subsidiary                            3,238         6,677
Current assets of discontinued operations                            9,721,178    11,715,163
                                                                   -----------   -----------
                        Total current assets                        27,553,582    22,617,026

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              5,473,950     5,303,600
Computer software                                                    1,503,514     1,386,784
                                                                   -----------   -----------
                                                                     6,977,464     6,690,384
Less accumulated depreciation                                       (5,833,017)   (5,392,963)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                     1,144,447     1,297,421

DEFERRED TAX ASSETS                                                  1,237,416     1,140,249

OTHER ASSETS:
Investment in One Health Port                                          201,184       141,984
Other assets                                                           166,563       114,135
Assets of discontinued operations                                      384,628       384,224
                                                                   -----------   -----------
                        Total other assets                             752,375       640,343
                                                                   -----------   -----------
TOTAL ASSETS                                                       $30,687,820   $25,695,039
                                                                   ===========   ===========

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2004 and DECEMBER 31, 2003


                                                                    June 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                  2004          2003
CURRENT LIABILITIES:
Accounts payable                                                   $   545,750   $   627,631
Accrued expenses                                                     1,890,068     1,986,532
Federal income tax payable                                              34,533        70,703
Dividends payable                                                    5,165,952          -
Current liabilities of discontinued operations                       7,053,407     3,823,788
                                                                   -----------   -----------
            Total current liabilities                               14,689,710     6,508,654

MINORITY INTEREST                                                      633,877     1,922,306

REDEEMABLE EQUITY PARTICIPATION                                      2,520,000     2,520,000

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 537 shares                                       537           537
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                 40,600        40,600
Additional paid-in capital                                           4,305,356     4,305,356
Additional capital from affiliates                                   1,472,108     1,472,108
Retained earnings                                                    7,164,481     8,943,283
Accumulated other comprehensive loss, net of tax                      (138,849)      (17,805)
                                                                   -----------   -----------
            Total shareholders' equity                              12,844,233    14,744,079
                                                                   -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $30,687,820    $25,695,039
                                                                   ===========    ===========

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                 Three Months Ended          Six Months Ended
                                                                      June 30,                   June 30,
                                                                  2004          2003           2004        2003
OPERATING REVENUE:
Network access fees                                          $ 3,014,383   $ 2,808,243    $ 6,039,012   $ 5,514,542
Hospital administrative fees                                     931,069       859,794      1,853,711     1,855,773
Hospital administrative fees, related parties                  1,015,859       991,955      1,998,096     1,975,922
Health benefit management fees                                   793,709       467,914      1,598,006       886,203
Other                                                            214,597       129,155        430,619       233,028
                                                             -----------   -----------    -----------   -----------
         Total operating revenue                               5,969,617     5,257,061     11,919,444    10,465,468
                                                             -----------   -----------    -----------   -----------
OPERATING EXPENSES:
Payroll and related expenses                                   2,529,361     2,040,929      5,063,322     3,931,884
Selling, general, and administrative expenses                  1,580,346     1,499,520      3,141,493     2,928,238
                                                             -----------   -----------    -----------   -----------
         Total operating expenses                              4,109,707     3,540,449      8,204,815     6,860,122
                                                             -----------   -----------    -----------   -----------
         Operating income                                      1,859,910     1,716,612      3,714,629     3,605,346
                                                             -----------   -----------    -----------   -----------
OTHER INCOME:
Interest                                                          87,783        40,615        165,044        95,166
Other                                                            (36,593)       15,064        (27,368)       75,108
                                                             -----------   -----------    -----------   -----------
         Total other income                                       51,190        55,679        137,676       170,274
                                                             -----------   -----------    -----------   -----------
Income from continuing operations before
  federal income taxes and minority interest                   1,911,100     1,772,291      3,852,305     3,775,620
Provision for federal income taxes on
  continuing operations                                          633,539       618,024      1,272,961     1,301,026
                                                             -----------   -----------    -----------   -----------
Income from continuing operations before
  minority interest                                            1,277,561     1,154,267      2,579,344     2,474,594

MINORITY INTEREST, net of tax                                   ( 37,808)     (181,275)      (187,569)     (240,815)
                                                             -----------   -----------    -----------   -----------
Income from continuing operations after
  minority interest                                            1,239,753       972,992      2,391,775     2,233,779

Discontinued operations:
  Income from discontinuation of First
    Choice Health Plan Insurance operations
    (net of applicable income tax expense
    of $146,737, $265,486, $532,131 and $169,184)                288,149       513,713      1,037,138       328,416
                                                              ----------   -----------    -----------   -----------
NET INCOME                                                   $ 1,527,902   $ 1,486,705    $ 3,428,913   $ 2,562,195
                                                             ===========   ===========    ===========   ===========

NET INCOME FROM CONTINUING OPERATIONS
  AFTER MINORITY INTEREST PER COMMON SHARE                   $     21.18   $    16.62     $     40.86   $     38.16
                                                             ===========   ==========     ===========   ===========
NET INCOME PER COMMON SHARE                                  $     26.10   $    25.40     $     58.58   $     43.76
                                                             ===========   ==========     ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                               58,537       58,538          58,537        58,538
                                                             ===========   ==========     ===========   ===========

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                       Six Months Ended
                                                                             June 30,
                                                                      2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                            $ 2,391,775   $ 2,233,779
  Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
    Depreciation                                                       440,054       493,462
    Deferred income taxes, net                                        (127,166)      (34,521)
    Provision for doubtful accounts                                     47,733        10,754
    Minority interest                                                  187,569       283,416
    Interest in earnings of One Health Port                             40,800          -
  Changes in operating assets and liabilities:
    Service fees receivable                                            (45,569)      263,030
    Due from subsidiary including tax accrual                            5,658    (2,089,066)
    Prepaid expenses                                                    71,630        52,024
    Other current assets                                               245,356      (155,226)
    Other assets                                                       (52,428)         -
    Accounts payable                                                   (81,881)      (69,841)
    Accrued expenses                                                   (94,963)      (50,611)
    Federal income tax payable                                         (36,170)      214,969
                                                                  ------------   -----------
  Net cash provided by continuing operating activities               2,992,398     1,152,169

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment, and computer software             (287,080)     (533,189)
  Purchase of investments available for sale                        (2,390,945)   (2,944,977)
  Principal paydowns and sales of investments available for sale       776,093     1,206,748
  Investment in One Health Port                                       (100,000)         -
                                                                  ------------   -----------
  Net cash used by investing activities                             (2,001,932)   (2,271,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redeemable equity participation                                      -             134,557
  Payments to minority interest                                       (440,450)         -
                                                                  ------------   -----------
  Net cash provided (used) by financing activities                    (440,450)      134,557

CASH FLOWS FROM DISCONTINUED OPERATIONS                                (28,529)    (1,016,071)
                                                                  ------------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   521,487    (2,000,763)
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                  1,459,881     2,324,382
                                                                  ------------   -----------
  End of period                                                   $  1,981,368   $   323,619
                                                                  ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the period for:
    Federal income taxes                                           $ 1,936,408   $ 1,212,000

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 1  PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of First Choice Health Network, Inc.(the "Company") and its subsidiary, First Choice Health Plan, Inc. (the "Plan"), the accompanying unaudited interim condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The interim condensed consolidated financial statements include the segregation of the discontinued operations of the insured health plan business. (See Note 4.) The results of interim operations are not necessarily indicative of operating results for the entire year.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

NOTE 2  INVESTMENTS

During the six months ended June 30, 2004, the Company purchased $2.4 million and sold $.7 million of investments available for sale. Principal paydowns on investments in debt securities during the first six months of 2004 were $.1 million. The amortized cost, unrealized gains or losses and fair values of investments in debt securities as of June 30, 2004 and December 31, 2003 are as follows:

                                                 Gross        Gross        Gross
                                   Amortized   Unrealized   Unrealized   Unrealized
                                     Cost        Gains        Losses       Losses
                                                             Less Than    More Than
                                                             12 Months    12 Months  Fair Value
                                 ---------------------------------------------------------------
June 30, 2004
   Mortgage-backed
   adjustable rate securities   $    770,353    $     52    $( 4,749)   $(2,897)   $   762,759
   Municipal bonds                 7,986,463      22,105     (99,035)       -        7,909,533
                                 -----------    --------    ---------    -------   -----------
                                $  8,756,816    $ 22,157   $(103,784)   $(2,897)   $ 8,672,292
                                ============    ========    =========    =======   ===========
December 31, 2003
   Mortgage-backed
   adjustable rate securities   $  1,098,214   $  4,262     $( 4,365)     $ (782)   $ 1,097,329
   Municipal bonds                 6,043,750      2,260      (10,459)         -       6,035,551
                                 -----------   --------     ---------     -------   -----------
                                $  7,141,964   $  6,522     $(14,824)     $ (782)   $ 7,132,880
                                ============   ========     =========     =======   ===========

In determining fair value, management obtains quotations from independent sources who make markets in similar securities, generally broker dealers. These quotes are generally estimates of fair value based on an evaluation of appropriate facts such as trading in similar securities, yields, credit quality, coupon rate, maturity, type of issue, and other market data.
                                            7

Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to call or maturity.

NOTE 3  REPORTABLE OPERATING SEGMENTS

Factors management used to identify the enterprise's reportable segments: The Company has two reportable segments representing 100% of its revenue. Each segment requires distinct tracking capabilities in the areas of revenues and expenses.

As a result of exiting the commercial insurance market, the Plan segment that offered a variety of fully insured health insurance plans to employer groups is being reported as a discontinued operation and is not included as an operating segment (see Note 4).

Description of the types of products and services from which each reportable segment derives its revenue: The Network operations have two primary products which have been aggregated into one reportable segment, network access fees and hospital administrative fees. Network access fees arise from the rental of the Company's large preferred provider organization ("PPO") and other network products while hospital administrative fees arise from charges to the network hospitals based on claims incurred by members or fixed monthly contractual payments. The other reportable segment, Health Benefits Management ("HBM"), offers benefits management and administration services to employers who are self-funding their company health benefit plans. This segment offers manage-ment and administration services for health benefit plans, flexible spending accounts, health reimbursement accounts and COBRA benefits.

Measurement of segment profit or loss and segment assets: The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

Information about profit or loss of reportable segments:

                                           First Choice    Health Benefits
                                          Health Network      Management         Total
                                          --------------    --------------    -----------
Three months ended June 30, 2004:
   Revenues from external customers     $ 5,175,908        $   793,709        $ 5,969,617
   Intersegment revenue                      15,926            (15,926)              -
   Net income (loss)                      1,471,317           (193,756)         1,277,561
   Minority interest                                                             ( 37,808)
   Income from discontinued operations                                            288,149
   Consolidated net income                                                      1,527,902

Three months ended June 30, 2003:
   Revenues from external customers     $ 4,789,147        $   467,914        $ 5,257,061
   Intersegment revenue                      20,196            (20,196)              -
   Net income (loss)                      1,273,369           (119,102)         1,154,267
   Minority interest                                                             (181,275)
   Income from discontinued operations                                            513,713
   Consolidated net income                                                      1,486,705

                                           First Choice    Health Benefits
                                          Health Network      Management         Total
                                          --------------    --------------    -----------

Six months ended June 30, 2004:
   Revenues from external customers     $10,321,438        $ 1,598,006        $11,919,444
   Intersegment revenue                      31,628            (31,628)              -
   Net income (loss)                      2,878,979           (299,635)         2,579,344
   Minority interest                                                             (187,569)
   Income from discontinued operations                                          1,037,138
   Consolidated net income                                                      3,428,913

Six months ended June 30, 2003:
   Revenues from external customers     $ 9,579,265        $   886,203        $10,465,468
   Intersegment revenue                      40,464            (40,464)              -
   Net income (loss)                      2,638,196           (163,602)         2,474,594
   Minority interest                                                             (240,815)
   Income from discontinued operations                                            328,416
   Consolidated net income                                                      2,562,195

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

At the Balance Sheet date the following assets included in the condensed consolidated balance sheet apply to the discontinued operations of the Plan:

            Assets                                       June 30, 2004    December 31, 2003
Cash and cash equivalents                               $  1,931,441         $  2,687,652
Investment securities available for sale                   7,754,972            8,020,730
Premiums receivable                                             -                 898,489
Prepaid expenses and other receivables                        30,518               72,026
Deferred tax asset                                             4,247               36,266
Restricted indemnity cash and investments                    384,628              384,224
                                                         -----------          -----------
            Total assets                                $ 10,105,806         $ 12,099,387
                                                         ===========          ===========

                                            9

            Liabilities                                  June 30, 2004    December 31, 2003
Accrued expenses                                        $    319,749         $    595,351
Reserve for unpaid loss and loss adjustment expenses         479,260            3,069,224
Provider settlements payable                                    -                  83,787
Dividends payable                                            541,110                -
Payable on preferred stock redemption                        494,438                -
Unearned premiums                                              1,730               17,099
Federal income tax expense payable to parent                   3,238                6,677
Amount due to parent                                       5,213,882               51,650
                                                         -----------          -----------
            Total liabilities                           $  7,053,407         $  3,823,788
                                                         ===========          ===========

The following amounts, representing revenue and income and loss from discontinued operations, are included in the condensed consolidated statement of income for the three months and six months ended June 30, 2004 and 2003:

            Operations
                                                         For the Three Months         For the Six Months
                                                            Ended June 30,              Ended June 30,
                                                            2004          2003        2004          2003
Operating revenue                                    $    42,935  $ 9,820,053      $    69,288  $21,887,274
Income from discontinued operations
  before federal income tax                              434,886      779,199        1,569,269      497,600
Income from discontinued operations
  after federal income tax                               288,149      513,713        1,037,138      328,416
Net income from discontinued
  operations per common share                               4.92        8.78             17.72         5.61

NOTE 5 EARNINGS PER SHARE

Net income per common share (Class A and B) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 41,137 shares for the three months and six months ended June 30, 2004 and 41,138 shares for the three months and six months ended June 30, 2003, and 17,400 shares for district hospitals applicable to affiliate common share equivalents for each period. District hospitals are not shareholders of the Company, but have contractual agreements with the Company that provide for certain rights and obligations equivalent, but not identical, to those of Class B shareholders, including liquidation and dividend rights. The capital contributions of the non-shareholders are recorded as additional capital from affiliates. These contractual agreements are considered to be common share equivalents for purposes of calculating net income per common share.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

First Choice Health Network, Inc. (the "Company"), is a physician and hospital owned company offering a preferred provider organization ("PPO") and health benefits management services ("HBM") to large self-funded plan sponsors. Until year end 2003, the Company also offered insured health plan products through a subsidiary, First Choice Health Plan, Inc. (the "Plan"). The Plan no longer provides insurance services as of January 1, 2004 and is reported as discontinued operations in the financial statements.

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

The HBM segment offers benefits management and administration services to self-funded employers and insurance carriers. The HBM membership was 20,949 at June 30, 2004 compared to 10,470 at December 31, 2003. With certain well defined exceptions, these self-funded benefits administration services will not be offered to potential clients that currently obtain such services from benefit administrators that access the Company's PPO products. The HBM revenues consist primarily of fees paid to administer health benefit plans, flexible spending accounts and various forms of consumer directed health plans such as health reimbursement accounts.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED
JUNE 30, 2003

The following table summarizes operating revenues for the three months ended June 30, 2004 and 2003:
(in millions)                              Three Months Ended
                                               June 30,
                                            2004        2003
                                            ----        ----
Network access fees                         $3.0        $2.8
Hospital administrative fees                 2.0         1.9
Health benefit management fees                .8          .5
Other                                         .2          .1
                                            ----        ----
   Total operating revenues                 $6.0        $5.3

Operating revenue, net of discontinued operations, increased $.7 million (13.2%) from 2003 to 2004. The increase in 2004 resulted principally from an increase of $.3 million from revenue of the Company's HBM business segment and the impact of increasing rates for network access fees of $.2 million.

The following table summarizes operating expenses for the three months ended June 30, 2004 and 2003:
(in millions)                              Three Months Ended
                                                June 30,
                                            2004        2003
                                            ----        ----
Payroll and related expenses                $2.5        $2.0
Selling, general and administrative          1.6         1.5
                                            ----        ----
   Total operating expenses                 $4.1        $3.5

Payroll and related expenses of the ongoing business segments increased $.5 million (23.9%) from 2003 to 2004. The increase resulted primarily from the redirection of costs from the discontinued insured business to the new HBM business. Selling, general and administrative expenses of the ongoing business segments remained relatively constant with an increase of $.1 million (5.4%) from 2003 to 2004.

The Plan's net income as shown on the discontinued operations line on the condensed consolidated statements of income for the three months ended
June 30, 2004 and 2003 is $288,149 and $513,713, respectively. The decrease in net income in 2004 of $255,564 results from the discontinuance of the Plan's membership in 2004. Net income in 2004 is the result of favorable development of claims reserves upon the exit of the Plan from the insured healthcare business.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED
JUNE 30, 2003

The following table summarizes operating revenues for the six months ended June 30, 2004 and 2003:
(in millions)                               Six Months Ended
                                               June 30,
                                            2004        2003
                                            ----        ----
Network access fees                        $ 6.0       $ 5.5
Hospital administrative fees                 3.9         3.9
Health benefit management fees               1.6          .9
Other                                         .4          .2
                                            ----        ----
   Total operating revenues                $11.9       $10.5

Operating revenue, net of discontinued operations, increased $1.4 million (13.3%) from 2003 to 2004. The increase in 2004 resulted principally from an increase of $.7 million from revenue of the Company's HBM business segment and the impact of increasing rates for network access fees of $.5 million.

The following table summarizes operating expenses for the six months ended June 30, 2004 and 2003:
(in millions)                               Six Months Ended
                                                June 30,
                                            2004        2003
                                            ----        ----
Payroll and related expenses                $5.1        $4.0
Selling, general and administrative          3.1         2.9
                                            ----        ----
   Total operating expenses                 $8.2        $6.9

Payroll and related expenses of the ongoing business segments increased $1.1 million (28.5%) from 2003 to 2004. The increase resulted primarily from the redirection of costs from the insured business to the new HBM business. Selling, general and administrative expenses of the ongoing business segments remained relatively constant with an increase of $.2 million (6.9%) from 2003 to 2004.

The Plan's net income and loss as shown on the discontinued operations line on the condensed consolidated statements of income for the six months ended
June 30, 2004 and 2003 is $1,037,138 and $328,416, respectively. The increase in net income from 2003 to 2004 results from the favorable development of claims reserves upon the exit of the Plan from the insured health care business in 2003. Based upon the six months of claims run out paid in 2004, the reserve for unpaid loss and loss adjustment expense recorded at December 31, 2003 has restated favorably by approximately $1.4 million. This represents the bulk of the pre-tax income of discontinued operations in 2004.

RELATED PARTY TRANSACTIONS

The Company's related party transactions consist of two components. One component is the fees received from the Company's owner hospitals for HBM services. The other component is hospital administrative fees from owner hospitals.

MARKET RISK FROM COMPETITORS

The Company offers its PPO and HBM products in a highly competitive environment. The Company has numerous competitors, including for-profit and not-for-profit HMOs, third party administrators ("TPAs"), PPOs and indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than the Company. The Company's ability to retain existing PPO clients and attract new PPO and HBM clients is largely dependent on its ability to offer competitive provider contract value and maintain a network of high quality, efficient, fully credentialed providers who agree to accept competitive reimbursement rates.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1986, the Company has financed its operations from equity investments from over 870 physicians, from the seven hospitals comprising the Company's Class B shareholders, non-equity capital contributions from four additional hospitals pursuant to their respective participation agreements, and funds from operations.

As indicated on the Company's Condensed Consolidated Balance Sheet at
June 30, 2004, the Company had cash and cash equivalents of approximately
$2.0 million compared to approximately $1.5 million at December 31, 2003.
The Company anticipates that the revenue generated by operations, cash and cash equivalents and investment securities available for sale as of June 30, 2004, will be sufficient to meet its cash requirements throughout 2004. The run-out of claims liability reserves during 2004 in the Plan's discontinued operations is expected to be funded by the Plan's cash and investments totaling $9.7 million at June 30, 2004.

Following are explanations of significant balance sheet account fluctuations:
Investments in securities available for sale increased $1.6 million from $7.1 million at December 31, 2003, to $8.7 million at June 30, 2004, due to the re-
investment of operating cash flow. The $5.2 million increase in receivable from subsidiary represents the Company's proceeds from the Plan's preferred stock retirement and common stock dividend payable July 26, 2004. The $5.2 million increase in dividend payable represents the Company's common stock dividend declared June 24, 2004 and payable July 26, 2004. The following table summarizes the $1.3 million decrease in minority interest for the six months ended June 30, 2004:
                                                          (in millions)
Minority interest in Plan's net income                        $ .2
Payment to Plan's minority stockholders                        (.4)
Plan's common stock dividend to minority stockholders          (.6)
Plan's minority interest preferred stock redemption            (.5)
										--------
Total                                                        $(1.3)

The above payment to the Plan's minority stockholders of $.4 million represents the minority stockholders 20% interest in the contractually required capital contribution from the Company to the plan for 2003. Because of the wind down of the Plan's business activities, the Plan's stockholders approved this payment in lieu of a full capital contribution to the Plan. The effect is that the minority interest stockholders received the 20% interest that they would have enjoyed had the full capital contribution been made. Other balance sheet account fluctuations primarily result from normal payment and collection timing differences.

Current assets of discontinued operations decreased by $2.0 million from $11.7 million at December 31, 2003 to $9.7 million at June 30, 2004, due to the orderly exit from the health insurance business and the resulting payment of claims run out. The $3.2 million increase in current liabilities of discontinued operations is due to the following fluctuations:

                                                         (in millions)
Accrued expenses                                            $  (.3)
Reserve for unpaid loss and loss adjustment expense           (2.6)
Dividends payable                                               .5
Preferred stock redemption payable                              .5
Amount due to parent                                           5.2
Other                                                          (.1)
										--------
Total                                                       $  3.2

Following are explanations for these fluctuations:

Accrued expenses - Payment of outstanding expenses as the Plan's run-out business is processed.

Reserve for unpaid loss and loss adjustment expense - Payment of claims run-out of $.9 million, release of loss adjustment expense as run-out costs are incurred of $.3 million, and release of claim volatility margin of $1.4 million. As a result of favorable claims run-out, the claim volatility margin was not needed.

Dividends payable - Common stock dividends payable to the Plan's minority shareholders.

Preferred stock redemption payable - Preferred stock redemption payable to the Plan's minority shareholders.

Amount due to parent - The $5.2 million increase in amount due to parent represents the amount of preferred stock redemption and common stock dividends payable to the Company.

DIVIDENDS

The balance sheet presents all assets and liabilities of the health plan legal entity as discontinued. On June 22, 2004, the Plan's Board of Directors authorized the redemption of 100% of the Plan's outstanding preferred stock of

$3.5 million and a common stock dividend of $2.7 million. Both transactions received the appropriate regulatory approval and were paid July 26, 2004. The Plan generated cash for the dividend by selling marketable securities. At the same time, the Company's Board of Directors declared a special dividend of $5.2 million that was paid to its shareholders July 26, 2004. This amount represents all of the Company's proceeds from the Plan transactions. During 2005, the Company expects to request regulatory approval to dissolve the Plan and distribute any remaining assets as dividends. The Company plans to declare a special dividend to distribute its share of these non-recurring cash flows to its shareholders as they are received.

The Company had not paid any dividends in its history until 2003, when it declared and paid a $1.2 million dividend to shareholders in connection with the winding down of the Plan. Based on its expectations of generating positive cash flow on a consistent basis in the future, the Company plans to pay annual cash dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a result of the decision to exit the insured health care business by December 31, 2003, the Company's 80% ownership in the Plan was written down at December 31, 2001 to the expected net realizable value, which is the Plan's book value. Management believes this measurement of the expected net realizable value is still valid as of June 30, 2004.

The reserve for unpaid claims and claims adjustment expenses in discontinued operations of the Plan represents reported and unreported claims which have been incurred but have not been paid at the date of the financial statements. The reserve for unreported claims is determined actuarially using prior experience and the nature of current health insurance contracts and volume. Included in the liability is an estimate of the future expenses necessary to settle claims. Due to the uncertainties inherent in the estimation process, actual costs may differ from the estimated amounts in the near term, and these differences may be significant. As a result of decreasing membership in the Plan during 2003, management increased the level of conservatism in the estimate due to increased risk associated with potential claim volatility resulting from a lower membership base. This conservatism is now being realized as shown by the approximate $1.4 million favorable development of the reserve for unpaid loss and loss adjustment expense recorded at December 31, 2003.

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

(b) Changes in Internal Control over financial reporting: In the six months ended June 30, 2004, there has been no change in the Registrant's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Part II     Other Information

   Item 1     Legal Proceedings

     In the normal course of business, the Company may encounter claims, assessments, and litigation brought against the Company. If and when these situations arise, the Company assesses the situation and accrues for financial exposure, if appropriate. As of June 30, 2004, the Company is not aware of any such material situations.

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

31.1   Certification pursuant to Rule 13a-14(a) for Gary R. Gannaway.

31.2   Certification pursuant to Rule 13a-14(a) for Kenneth A. Hamm.

32.1   Section 1350 Certification for Gary R. Gannaway, Chief Executive
       Officer.

32.2    Section 1350 Certification for Kenneth A. Hamm, Executive Vice
       President.

   (b) The following report on Form 8-K was filed by the registrant during the quarter ended June 30, 2004:

       On June 25, 2004, the Company filed a Current Report on Form 8-K reporting under Item 2 that the Board of Directors declared a dividend of $5,164,451 payable, contingent on regulatory approval, to the holders of the Company's Class A and Class B Common Stock and to participating hospitals with certain contract rights in connection with liquidation of the Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 2004.

       FIRST CHOICE HEALTH NETWORK, INC.



By:       /s/
      --------------------------------------
      KENNETH A. HAMM
      Executive Vice President of Finance
      (Principal Financial and Accounting Officer and Duly Authorized Officer)