Form 10-Q
period 2004-09-30
FIRST CHOICE HEALTH NETWORK INC
filed 2004-11-10
CIK 922622

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q

     [   X   ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended SEPTEMBER 30, 2004

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

              Yes   ______                     No   __X___


The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on September 30, 2004, was 453 shares and 40,600 shares, respectively.

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q

                                                                          Page
Part I      Financial Information

      Item 1   Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      at September 30, 2004 and December 31, 2003                           3

      Condensed Consolidated Statements of Income (Unaudited)
      for the Three Months and Nine Months Ended September 30, 2004
and 2003       									    5

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Nine Months Ended September 30, 2004 and 2003                 6

      Notes to Condensed Consolidated Financial Statements (Unaudited)      7

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               11

      Item 3   Quantitative and Qualitative Disclosures About Market Risk  16

      Item 4   Controls and Procedures                                     17


Part II     Other Information

      Item 1   Legal Proceedings                                           17

	Item 2   Unregistered Sales of Equity Securities and Use of
   Proceeds									   18

	Item 4   Submission of Matters to a Vote of Security Holders         18

      Item 6   Exhibits 				                           18

      Signatures                                                           19

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                                  September 30,   December 31,
ASSETS                                                                 2004          2003
CURRENT ASSETS:
Cash and cash equivalents                                          $ 1,581,992   $ 1,459,881
Investment securities available-for-sale, at fair value             10,002,524     7,132,880
Service fees receivable, net of allowance
  for doubtful accounts of $119,871 and $77,194                      1,169,886       950,498
Service fees receivable from related parties                           295,790       354,114
Prepaid expenses                                                       532,788       442,072
Deferred tax assets                                                    197,445       164,066
Other current assets                                                   111,581       340,025
Receivable from subsidiary                                                -           51,650
Federal income tax receivable							      76,791          -
Federal income tax receivable from subsidiary					  -		   6,677
Current assets of discontinued operations                            3,097,283    11,715,163
                                                                   -----------   -----------
            Total current assets                                    17,066,080    22,617,026

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              5,504,944     5,303,600
Computer software                                                    1,572,105     1,386,784
                                                                   -----------   -----------
                                                                     7,077,049     6,690,384
Less accumulated depreciation and amortization                      (6,008,868)   (5,392,963)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                     1,068,181     1,297,421


DEFERRED TAX ASSETS                                                  1,275,856     1,140,249

OTHER ASSETS:
Investment in One Health Port                                          201,184       141,984
Other assets                                                           192,427       114,135
Assets of discontinued operations                                      387,223       384,224
                                                                   -----------   -----------
            Total other assets                                         780,834       640,343
                                                                   -----------   -----------
TOTAL                                                              $20,190,951   $25,695,039
                                                                   ===========   ===========


See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                                  September 30,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                    2004           2003

CURRENT LIABILITIES:
Accounts payable                                                   $   654,718    $   627,631
Accrued expenses                                                     1,948,014      1,986,532
Federal income tax payable                                                -            70,703
Federal income tax payable from subsidiary					16,427           -
Dividends payable										 1,501           -
Current liabilities of discontinued operations                         418,781      3,823,788
                                                                   -----------    -----------
            Total current liabilities                                3,039,441      6,508,654

MINORITY INTEREST                                                      656,949      1,922,306

REDEEMABLE EQUITY PARTICIPATION                                      2,520,000      2,520,000

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 453 and 537 shares                               453            537
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                 40,600         40,600
Additional paid-in capital                                           4,080,404	4,305,356
Paid-in capital from affiliates                                      1,472,108      1,472,108
Retained earnings                                                    8,425,516      8,943,283
Accumulated other comprehensive losses, net of tax                     (44,520)       (17,805)
                                                                   -----------    -----------
            Total shareholders' equity                              13,974,561     14,744,079
                                                                   -----------    -----------

TOTAL                                                              $20,190,951    $25,695,039
                                                                   ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30,                September 30,
         `
                                                                  2004          2003          2004         2003
OPERATING REVENUE:
Network access fees                                            $2,959,444    $2,827,073    $8,998,456    $8,341,615
Hospital administrative fees                                      898,565       935,692     2,752,276     2,791,465
Hospital administrative fees, related parties                   1,048,376       980,097     3,046,472     2,956,019
Health benefit management fees                                    805,094       503,313     2,403,100     1,389,516
Other                                                             236,627       163,917       667,246       396,945
                                                               ----------    ----------    ----------    ----------
          Total operating revenue                               5,948,106     5,410,092    17,867,550    15,875,560
                                                               ----------    ----------    ----------    ----------
OPERATING EXPENSES:
Payroll and related expenses                                    2,602,731     2,113,680     7,666,053     6,045,564
Selling, general, and administrative expenses                   1,564,199     1,633,585     4,705,692     4,561,823
                                                               ----------    ----------    ----------    ----------
          Total operating expenses                              4,166,930     3,747,265    12,371,745    10,607,387
                                                               ----------    ----------    ----------    ----------
          Operating income                                      1,781,176     1,662,827     5,495,805     5,268,173

OTHER INCOME (EXPENSE):
Interest                                                           96,709        39,380       261,753       134,546
Other                                                             (12,575)       42,179       (39,943)      117,287
                                                               ----------    ----------    ----------    ----------
          Total other income (expense)                             84,134        81,559       221,810       251,833
                                                               ----------    ----------    ----------    ----------
Income from continuing operations before
federal income taxes and minority interest                      1,865,310     1,744,386     5,717,615     5,520,006
Provision for federal income taxes on
continuing operations                                             598,092       594,864     1,871,053     1,895,890
                                                               ----------    ----------    ----------    ----------
Income on continuing operations before
minority interest                                               1,267,218     1,149,522     3,846,562     3,624,116

MINORITY INTEREST                                                 (23,072)     (122,728)     (210,641)     (363,543)
                                                               ----------    ----------    ----------    ----------
Income from continuing operations after
minority interest                                               1,244,146     1,026,794     3,635,921     3,260,573

Discontinued operations:
  Income (loss) from discontinuation of First Choice
  Health Plan Insurance operations (net of applicable
  Income tax expense (benefit) of $8,124, 82,657,
  $540,255 and 251,841)                                            16,889       160,453     1,054,027       488,869
                                                               ----------    ----------    ----------    ----------

NET INCOME                                                     $1,261,035    $1,187,247    $4,689,948    $3,749,442
                                                               ==========    ==========    ==========    ==========
NET INCOME PER COMMON SHARE                                        $21.56        $20.28        $80.14        $64.05
                                                               ==========    ==========    ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                                58,495        58,538        58,523        58,538
                                                               ==========    ==========    ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Nine Months Ended
                                                                   								       September 30,
                                                                       2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                           $ 3,635,921     $  3,260,573
  Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
    Depreciation                                                      615,905          763,173
    Deferred income taxes, net                                       (168,986)	   (49,476)
    Provision for doubtful accounts                                    42,677          (74,617)
    Minority interest                                                 210,641          406,145
    Write-down of investment in One Health Port				     40,800
  Changes in operating assets and liabilities:
    Service fees receivable                                          (203,741)         694,156
    Amount due from (to) subsidiary, including tax accrual             74,754       (1,546,216)
    Prepaid expenses                                                  (90,716)         (19,042)
    Other current assets                                              228,444         (244,263)
    Other assets                                                      (78,292)         (78,468)
    Accounts payable                                                   27,087           98,361
    Accrued expenses                                                  (38,518)         850,612
    Federal income tax payable                                       (147,494)        (107,563)
                                                                  ------------    ------------
  Net cash provided by continuing operating activities              4,148,482        3,953,375

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment in One Health Port                          (100,000)            -
  Purchase of furniture, equipment, and computer software            (386,665)        (795,898)
  Purchase of investments available for sale                       (4,295,235)      (4,876,600)
  Principal paydowns and sales of investments available for sale    1,398,876        2,495,731
                                                                  ------------    ------------
  Net cash used by investing activities                            (3,383,024)      (3,176,767)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments to minority interest                                      (440,450)            -
  Repurchase of Class A common stock 					   (225,036)            -
  Dividends paid									 (5,162,950)            -
  Redeemable equity participation                                        -             134,557
                                                                  ------------    ------------
  Net cash provided (used) by financing activities                 (5,828,436)         134,557

CASH FLOWS FROM (TO) DISCONTINUED OPERATIONS                        5,185,089       (1,191,433)
                                                                  ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  122,111         (280,268)
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                 1,459,881        2,324,382
                                                                  ------------    ------------
  End of period                                                   $ 1,581,992     $  2,044,114
                                                                  ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the period for:
    Federal income taxes                                          $ 2,693,775     $  2,194,540

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


NOTE 1  PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of First Choice Health Network, Inc.(the "Company") and its subsidiary, First Choice Health Plan, Inc. (the "Plan"), the accompanying unaudited interim condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The interim condensed consolidated financial statements include the segregation of the discontinued operations of the insured health plan business. (See Note 4.) The results of interim operations are not necessarily indicative of operating results for the entire year.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

NOTE 2  INVESTMENTS

During the nine months ended September 30, 2004, the Company purchased $4.3 million and sold $1.2 million of investments available for sale. Principal paydowns on investments in debt securities during the first nine months of 2004 were $.2 million. The amortized cost, unrealized gains or losses and fair values of investments in debt securities as of September 30, 2004 and December 31, 2003 are as follows:

                                                 Gross        Gross        Gross
                                   Amortized   Unrealized   Unrealized   Unrealized
                                     Cost        Gains        Losses       Losses
                                                             Less Than    More Than
                                                             12 Months    12 Months  Fair Value
                                 ---------------------------------------------------------------
September 30, 2004
   Mortgage-backed
   adjustable rate securities   $  1,617,874    $  6,052    $   (723)   $  (236)   $ 1,622,967
   Municipal bonds                 8,417,335      21,730     (59,508)       -        8,379,557
                                 -----------    --------    ---------    -------   -----------
                                $ 10,035,209    $ 27,782   $ (60,231)   $  (236)   $10,002,524
                                ============    ========    =========    =======   ===========
December 31, 2003
   Mortgage-backed
   adjustable rate securities   $  1,098,214   $  4,262     $( 4,365)     $ (782)   $ 1,097,329
   Municipal bonds                 6,043,750      2,260      (10,459)         -       6,035,551
                                 -----------   --------     ---------     -------   -----------
                                $  7,141,964   $  6,522     $(14,824)     $ (782)   $ 7,132,880
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

Description of the types of products and services from which each reportable segment derives its revenue: The Network operations have two primary products which have been aggregated into one reportable segment, network access fees and hospital administrative fees. Network access fees arise from the rental of the Company's large preferred provider organization ("PPO") and other network products while hospital administrative fees arise from charges to the network hospitals based on claims incurred by members or fixed monthly contractual payments. The other reportable segment, Health Benefits Management ("HBM"), offers benefits management and administration services to employers who are self-funding their company health benefit plans. This segment offers manage-ment and administration services for health benefit plans, flexible spending accounts, health reimbursement and savings accounts and COBRA benefits.

Measurement of segment profit or loss and segment assets: The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

Information about profit or loss of reportable segments:

                                           First Choice    Health Benefits
                                          Health Network      Management         Total
                                          --------------    --------------    -----------
Three months ended September 30, 2004:
   Revenues from external customers     $ 5,143,012        $   805,094        $ 5,948,106
   Intersegment revenue                      16,919            (16,919)              -
   Net income (loss)                      1,454,335	        (187,117)		  1,267,218
   Minority interest                                                              (23,072)
   Income from discontinued operations    						     16,889
   Consolidated net income                                                      1,261,035

Three months ended September 30, 2003:
   Revenues from external customers     $ 4,906,779        $   503,313        $ 5,410,092
   Intersegment revenue                      18,400            (18,400)              -
   Net income (loss)                      1,341,576           (192,054)         1,149,522
   Minority interest                                                             (122,728)
   Income from discontinued operations                                            160,453
   Consolidated net income                                                      1,187,247

                                           First Choice    Health Benefits
                                          Health Network      Management         Total
                                          --------------    --------------    -----------

Nine months ended September 30, 2004:
   Revenues from external customers     $15,464,450        $ 2,403,100        $17,867,550
   Intersegment revenue                      48,547            (48,547)              -
   Net income (loss) 				4,333,314   	  (486,752)		  3,846,562
   Minority interest                                                             (210,641)
   Income from discontinued operations                                          1,054,027
   Consolidated net income                                                      4,689,948

Nine months ended September 30, 2003:
   Revenues from external customers     $14,486,044        $ 1,389,516        $15,875,560
   Intersegment revenue                      58,864            (58,864)              -
   Net income (loss)                      3,979,772           (355,656)         3,624,116
   Minority interest                                                             (363,543)
   Income from discontinued operations                                            488,869
   Consolidated net income                                                      3,749,442

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

At the Balance Sheet date the following assets included in the condensed consolidated balance sheet apply to the discontinued operations of the Plan:

            Assets                                  September 30, 2004    December 31, 2003
Cash and cash equivalents                               $    791,229         $  2,687,652
Investment securities available for sale                   2,285,020            8,020,730
Premiums receivable                                             -                 898,489
Prepaid expenses and other receivables                         4,607               72,026
Federal income tax receivable from parent				  16,427                 -
Deferred tax asset                                             2,255               36,266
Restricted indemnity cash and investments                    384,968              384,224
                                                         -----------          -----------
            Total assets                                $  3,484,506         $ 12,099,387
                                                         ===========          ===========

            Liabilities                            September 30, 2004    December 31, 2003
Accrued expenses                                        $    168,901         $    595,351
Reserve for unpaid loss and loss adjustment expenses         248,150            3,069,224
Provider settlements payable                                    -                  83,787
Unearned premiums                                              1,730               17,099
Federal income tax expense payable to parent                    -                   6,677
Amount due to parent                                            -                  51,650
                                                         -----------          -----------
            Total liabilities                           $    418,781         $  3,823,788
                                                         ===========          ===========

The following amounts, representing revenue and income and loss from discontinued operations, are included in the condensed consolidated statement of income for the three months and nine months ended September 30, 2004 and 2003:

            Operations
                                                         For the Three Months         For the Nine Months
                                                         Ended September 30,           Ended September 30,
                                                           2004        2003            2004          2003
Operating revenue                                    $      -     $ 4,511,603      $    69,288  $26,398,877
Income from discontinued operations
  before federal income tax                               25,013      243,110        1,594,282      740,710
Income from discontinued operations
  after federal income tax                                16,889      160,453        1,054,027      488,869
Net income from discontinued
  operations per common share                                .29         2.74            18.01         8.35

NOTE 5 EARNINGS PER SHARE

Net income per common share (Class A and B) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 41,095 shares for the three months ended September 30, 2004, 41,123 shares for the nine months ended September 30, 2004 and 41,138 shares for the three months and nine months ended September 30, 2003, and 17,400 shares for district hospitals applicable to affiliate common share equivalents for each period. District hospitals are not shareholders of the Company, but have contractual agreements with the Company that provide for certain rights and obligations equivalent, but not identical, to those of Class B shareholders, including liquidation and dividend rights. The capital contributions of the non-shareholders are recorded as additional capital from affiliates. These contractual agreements are considered to be common share equivalents for purposes of calculating net income per common share.

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

The HBM segment offers benefits management and administration services to self-funded employers and insurance carriers. The HBM membership was 21,351 at September 30, 2004 compared to 10,470 at December 31, 2003. With certain well defined exceptions, these self-funded benefits administration services will not be offered to potential clients that currently obtain such services from benefit administrators that access the Company's PPO products. The HBM revenues consist primarily of fees paid to administer health benefit plans, flexible spending accounts and various forms of consumer directed health plans such as health reimbursement and savings accounts.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements about the future operations of the Company, including discussion of the effects of the Company's exit from the insured health care business and the prospects for the Company's entry into the HBM business. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such factors include the Company's ability to attract and retain new HBM customers and the cost of maintaining technological and staff capabilities for health benefits management and administration. Because of these uncertainties, actual future results, performance or achievements may be materially different from the results, performance or achievements expressed or implied by these forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

The following table summarizes operating revenues for the three months ended September 30, 2004 and 2003:
(in millions)                              Three Months Ended
                                               September 30,
                                            2004        2003
                                            ----        ----
Network access fees                         $3.0        $2.8
Hospital administrative fees                 1.9         1.9
Health benefit management fees                .8          .5
Other                                         .2          .2
                                            ----        ----
   Total operating revenues                 $5.9        $5.4

Operating revenue, net of discontinued operations, increased $.5 million (9.3%) from 2003 to 2004. The increase in 2004 resulted principally from an increase of $.3 million from revenue of the Company's HBM business segment and the impact of increasing rates for network access fees of $.2 million.

The following table summarizes operating expenses for the three months ended September 30, 2004 and 2003:
(in millions)                              Three Months Ended
                                              September 30,
                                            2004        2003
                                            ----        ----
Payroll and related expenses                $2.6        $2.1
Selling, general and administrative          1.6         1.6
                                            ----        ----
   Total operating expenses                 $4.2        $3.7

Payroll and related expenses of the ongoing business segments increased $.5 million (23.8%) from 2003 to 2004. The increase resulted primarily from the redirection of costs from the discontinued insured business to the new HBM business. Selling, general and administrative expenses of the ongoing business segments remained relatively constant from 2003 to 2004.

The Plan's net income as shown on the discontinued operations line on the condensed consolidated statements of income for the three months ended
September 30, 2004 and 2003 is $16,889 and $160,453, respectively. The decrease in net income in 2004 of $143,564 results from the discontinuance of the Plan's membership in 2004. Net income in 2004 is the result of favorable development of claims reserves upon the exit of the Plan from the insured healthcare business.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

The following table summarizes operating revenues for the nine months ended September 30, 2004 and 2003:
(in millions)                               Nine Months Ended
                                              September 30,
                                            2004        2003
                                            ----        ----
Network access fees                        $ 9.0       $ 8.3
Hospital administrative fees                 5.8         5.8
Health benefit management fees               2.4         1.4
Other                                         .7          .4
                                            ----        ----
   Total operating revenues                $17.9       $15.9

Operating revenue, net of discontinued operations, increased $2.0 million (12.6%) from 2003 to 2004. The increase in 2004 resulted principally from an increase of $1.0 million from revenue of the Company's HBM business segment and the impact of increasing rates for network access fees of $.7 million.

The following table summarizes operating expenses for the nine months ended September 30, 2004 and 2003:
(in millions)                               Nine Months Ended
                                              September 30,
                                            2004        2003
                                            ----        ----
Payroll and related expenses                $7.7        $6.0
Selling, general and administrative          4.7         4.6
                                            ----        ----
   Total operating expenses                $12.4       $10.6

Payroll and related expenses of the ongoing business segments increased $1.7 million (28.3%) from 2003 to 2004. The increase resulted primarily from the redirection of costs from the insured business to the new HBM business. Selling, general and administrative expenses of the ongoing business segments remained relatively constant with an increase of $.1 million (2.2%) from 2003 to 2004.

The Plan's net income and loss as shown on the discontinued operations line on the condensed consolidated statements of income for the nine months ended September 30, 2004 and 2003 is $1,054,027 and $488,869, respectively. The Increase in net income from 2003 to 2004 results from the favorable development of claims reserves upon the exit of the Plan from the insured health care business in 2003. Based upon the nine months of claims run out paid in 2004, the reserve for unpaid loss and loss adjustment expense recorded at December 31, 2003 has restated favorably by approximately $1.4 million. This represents the bulk of the pre-tax income of discontinued operations in 2004.

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

As indicated on the Company's Condensed Consolidated Balance Sheet at
September 30, 2004, the Company had cash and cash equivalents of approximately $1.6 million compared to approximately $1.5 million at December 31, 2003.
The Company anticipates that the revenue generated by operations, cash and cash equivalents and investment securities available for sale as of September 30, 2004, will be sufficient to meet its cash requirements throughout 2004. The run-out of claims liability reserves during 2004 in the Plan's discontinued operations is expected to be funded by the Plan's cash and investments totaling $3.1 million at September 30, 2004.

Following are explanations of significant balance sheet account fluctuations:
Investments in securities available for sale increased $2.9 million from $7.1 million at December 31, 2003, to $10.0 million at September 30, 2004, due to the re-investment of operating cash flow.

The following table summarizes the $1.3 million decrease in minority interest
For the nine months ended September 30, 2004:
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

Current assets of discontinued operations decreased by $8.6 million from $11.7 million at December 31, 2003 to $3.1 million at September 30, 2004. Of this decrease, $6.2 million resulted from the redemption of 100% of the Plan's outstanding preferred stock of $3.5 million and a common stock dividend of $2.7 million. The orderly exit from the health insurance business and the resulting payment of claims run out accounts for the remaining decrease of $2.4 million. Current liabilities of discontinued operations decreased by $3.4 million. This is due primarily to the $2.8 million reduction in the Reserve for unpaid loss and loss adjustment expense which resulted from payment of claims run-out of $.9 million, release of loss adjustment expense as run-out costs are incurred of $.5 million, and release of claim volatility margin of $1.4 million. As a result of favorable claims run-out, the claim volatility margin was not needed. The remaining decrease in current liabilities is due to payment of outstanding expenses as the Plan's run-out business is processed.

Discussion of Non-recurring Items in the Cash Flow Statement for the Nine Months Ended September 30, 2004:

The Cash Flow Statement for the Nine Months Ended September 30, 2004, reflects non-recurring cash flow of $5.2 million from the Plan to the Company, from a July 26, 2004 dividend and redemption of preferred stock described below (shown as cash flow from discontinued operations) and the subsequent dividend payment of the same amount to the Company's shareholders (shown as a financing activity). As a result of the exit from the insured healthcare business, the Company has determined that any proceeds from the wind down and ultimate liquidation of the Plan will result in excess capital for the Company's current needs. As a result, such proceeds were distributed to the Company's shareholders in the form of a $5.2 million special dividend. Subject to regulatory approval, the final liquidation of the Plan in 2005 will result in another special dividend of a significantly smaller amount. Such dividends are non-recurring.

As a result of these activities, the Plan also paid additional amounts to Minority interest shareholders of $600,000 in common stock dividends and $500,000 in preferred stock redemption that reduced the Company's minority interest balance during 2004.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a result of the decision to exit the insured health care business by December 31, 2003, the Company's 80% ownership in the Plan was written down at December 31, 2001 to the expected net realizable value, which is the Plan's book value. Management believes this measurement of the expected net realizable value is still valid as of September 30, 2004.

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

(b) Changes in Internal Control over financial reporting: In the quarter ended September 30, 2004, there has been no change in the Registrant's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Part II     Other Information

   Item 1     Legal Proceedings

     In the normal course of business, the Company may encounter claims, assessments, and litigation brought against the Company. If and when these situations arise, the Company assesses the situation and accrues for financial exposure, if appropriate. As of September 30, 2004, the Company is not aware of any such material situations.

   Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                    Maximum Number
                                                                          (or
                                                     Total Number      Approximate
                                                       of Shares     Dollar Value)
                                                     Purchased as   of Shares that
                                                        Part of       May Yet Be
                                                       Publicly-       Purchased
                       Total Number                    Announced       Under the
                        Of Shares     Average Price    Plans or        Plans or
       Period           Purchased     Paid Per Share   Programs        Programs

	August 3, 2004         84	     $ 2,679          (1)            N/A
      through August
31, 2004

(1) Shares of Class A Common Stock were repurchased from shareholders no longer meeting eligibility standards for ownership of such shares. These shareholders were advised by the Company of their ineligibility and the terms of repurchase of their shares individually.

Item 4     Submission of Matters to a Vote of Securities Holders

   The Company held its 2004 annual meeting of shareholders on June 24, 2004. The following directors were elected at the annual meeting:

                                                    For              Withheld
		  William F. Johnston			  40,789			   1
		  Diane E. Cecchettini			  40,781                   9
		  Richard D. Roodman			  40,781			   9
		  Thomas W. Wilbur		        40,788		         2
 		  Clyde D. Walker				  40,789			   1


   Item 6     Exhibits

     The following exhibits are filed or furnished with this report:

31.1   Certification pursuant to Rule 13a-14(a) for Gary R. Gannaway.

31.2   Certification pursuant to Rule 13a-14(a) for Kenneth A. Hamm.

32.1   Section 1350 Certification for Gary R. Gannaway, Chief Executive
       	 Officer.

	32.2   Section 1350 Certification for Kenneth A. Hamm, Executive Vice
             President.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of November, 2004.

       FIRST CHOICE HEALTH NETWORK, INC.



By:       /s/
      --------------------------------------
      KENNETH A. HAMM
      Executive Vice President of Finance
      (Principal Financial and Accounting Officer and Duly Authorized Officer)