Form 10-Q/A
period 2004-09-30
FIRST CHOICE HEALTH NETWORK INC
filed 2004-11-15
CIK 922622

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

First Choice Health Network, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, originally filed on November 10, 2004 to correct alignment problems in the financial statements and supporting exhibits.



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
                                                               ==========    ==========    ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Nine Months Ended
                                                                           September 30,
                                                                       2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                           $ 3,635,921     $  3,260,573
  Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
    Depreciation                                                      615,905          763,173
    Deferred income taxes, net                                       (168,986)         (49,476)
    Provision for doubtful accounts                                    42,677          (74,617)
    Minority interest                                                 210,641          406,145
    Write-down of investment in One Health Port                        40,800             -
  Changes in operating assets and liabilities:
    Service fees receivable                                          (203,741)         694,156
    Amount due from (to) subsidiary, including tax accrual             74,754       (1,546,216)
    Prepaid expenses                                                  (90,716)         (19,042)
    Other current assets                                              228,444         (244,263)
    Other assets                                                      (78,292)         (78,468)
    Accounts payable                                                   27,087           98,361
    Accrued expenses                                                  (38,518)         850,612
    Federal income tax payable                                       (147,494)        (107,563)
                                                                  ------------    ------------
  Net cash provided by continuing operating activities              4,148,482        3,953,375

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment in One Health Port                          (100,000)            -
  Purchase of furniture, equipment, and computer software            (386,665)        (795,898)
  Purchase of investments available for sale                       (4,295,235)      (4,876,600)
  Principal paydowns and sales of investments available for sale    1,398,876        2,495,731
                                                                  ------------    ------------
  Net cash used by investing activities                            (3,383,024)      (3,176,767)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments to minority interest                                      (440,450)            -
  Repurchase of Class A common stock                                 (225,036)            -
  Dividends paid                                                   (5,162,950)            -
  Redeemable equity participation                                        -             134,557
                                                                  ------------    ------------
  Net cash provided (used) by financing activities                 (5,828,436)         134,557

CASH FLOWS FROM (TO) DISCONTINUED OPERATIONS                        5,185,089       (1,191,433)
                                                                  ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  122,111         (280,268)
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                 1,459,881        2,324,382
                                                                  ------------    ------------
  End of period                                                   $ 1,581,992     $  2,044,114
                                                                  ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the period for:
    Federal income taxes                                          $ 2,693,775     $  2,194,540

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

                                                 Gross       Gross       Gross
                                 Amortized     Unrealized  Unrealized  Unrealized
                                   Cost          Gains       Losses     Losses
                                                           Less Than   More Than
                                                           12 Months   12 Months  Fair Value
                                --------------------------------------------------------------
September 30, 2004
   Mortgage-backed
   adjustable rate securities   $  1,617,874   $  6,052    $   (723)   $  (236)   $ 1,622,967
   Municipal bonds                 8,417,335     21,730     (59,508)       -        8,379,557
                                 -----------   --------    ---------    -------   -----------
                                $ 10,035,209   $ 27,782    $(60,231)   $  (236)   $10,002,524
                                ============   ========    =========    =======   ===========
December 31, 2003
   Mortgage-backed
   adjustable rate securities   $  1,098,214   $  4,262    $( 4,365)   $  (782)   $ 1,097,329
   Municipal bonds                 6,043,750      2,260     (10,459)        -       6,035,551
                                 -----------   --------    ---------   --------   -----------
                                $  7,141,964   $  6,522    $(14,824)   $  (782)   $ 7,132,880
                                ============   ========    =========   ========   ===========


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

            Assets                                      September30, 2004    December 31, 2003
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

31.1   Certification pursuant to Rule 13a-14(a) for Gary R. Gannaway.

31.2   Certification pursuant to Rule 13a-14(a) for Kenneth A. Hamm.

32.1   Section 1350 Certification for Gary R. Gannaway, Chief Executive
             Officer.

32.2   Section 1350 Certification for Kenneth A. Hamm, Executive Vice
             President.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of November, 2004.

       FIRST CHOICE HEALTH NETWORK, INC.



By:   /s/
      --------------------------------------
      KENNETH A. HAMM
      Executive Vice President of Finance
      (Principal Financial and Accounting Officer and Duly Authorized Officer)