Form 10-K
period 2004-12-31
FIRST CHOICE HEALTH NETWORK INC
filed 2005-03-24
CIK 922622

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549



                              FORM 10 - K



         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2004
                                  OR


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

Yes   ___X__             No   ______


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


Indicate by check mark whether the registrant is an accelerated filer (as Defined in Rule 12-b of the Act).

Yes   _____             No   __X___


There is no trading market for the Registrant's common equity (Class A Common Stock, $1.00 par value and Class B Common Stock, $1.00 par value) and, accordingly, the market value of the stock held by non-affiliates of the Registrant based on bid and asked prices cannot be determined.


The aggregate number of Registrant's shares outstanding on December 31, 2004 was 447 shares of Class A Common Stock, and 40,600 shares of Class B Common Stock, $1.00 par value, respectively.





Documents incorporated by reference:

Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are hereby incorporated by reference into Part III of Form 10-K.

PART  I
      ITEM 1      BUSINESS                                             4

      ITEM 2      PROPERTIES                                           6

      ITEM 3      LEGAL PROCEEDINGS                                    6

      ITEM 4      SUBMISSION OF MATTERS
                  TO A VOTE OF SECURITY HOLDERS                        6

PART  II

      ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
                  EQUITY SECURITIES                                    6

      ITEM 6      SELECTED FINANCIAL DATA                              7

      ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                           7

      ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                         12

      ITEM 8      FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                  13

      ITEM 9      CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                33

      ITEM 9A     CONTROLS AND PROCEDURES                             33

      ITEM 9B     OTHER INFORMATION                                   33

PART  III

      ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                      34

      ITEM 11     EXECUTIVE COMPENSATION                              34

      ITEM 12     SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS                     34

      ITEM 13     CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                        34

      ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES              35


PART  IV


      ITEM 15     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES          36

                  SIGNATURES                                          38

PART  I

ITEM 1.  BUSINESS

Company Overview

First Choice Health Network, Incorporated ("the Company") is a physician and hospital owned company offering a preferred provider organization network ("PPO"), health benefits management ("HBM") services to large self-funded plan sponsors and until year end 2003 has offered insured health plan products through a subsidiary, First Choice Health Plan, Incorporated ("the Plan").

The Company was organized under the laws of the State of Washington in 1984 and is owned by 447 physicians all of whom own Class A common stock, seven hospital systems who own Class B common stock and four additional hospital participants. The Company's web address is www.1stchoiceofwa.com.

The Company's operations have historically consisted of two business segments. The parent company, First Choice Health Network (the "Network"), operates a PPO rental network and the subsidiary company, First Choice Health Plan
(the "Plan"), operated as a health care service contractor that accepted insurance risk. The Plan no longer provides insurance services as of January
1, 2004.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements about the future operations of the Company, including discussion of the effects of the Company's exit from the insured health care business, the prospects for the Company's HBM business, and the adequacy of the Company's reserves for claims expenses and unreported claims. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such factors include the Company's ability to attract and retain HBM customers, the cost of maintaining technological and staff capabilities for health benefits administration, and the ability to compete with larger national organizations. Because of these uncertainties, actual future results, performance or achievements may be materially different from the results, performance or achievements expressed or implied by these forward-looking statements.

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

As the Plan ceased to offer its commercial insurance products, the Company began implementing a new business strategy of offering HBM services to self-funded employers. This strategy allows the Company to take advantage of its extensive technological and staff capabilities for HBM that were developed for the commercial insurance business. Development of this HBM has helped to mitigate some of the administrative costs of exiting the commercial insurance business by utilizing current infrastructure. HBM membership is 21,570 at December 31, 2004. As a result, the HBM has now replaced the discontinued insurance business as a business segment for the Company.

PPO Business Segment

The Company's principal business since inception has been the development and operation of a PPO network of hospitals, physicians and ancillary service providers. Currently, the PPO has approximately 23,900 professional providers and 112 hospitals serving approximately 1.0 million employees and dependents through contracts with 107 payors including insurers, third party administrators ("TPAs"), union trusts and employers. PPO product offerings include medical and utilization management services for certain PPO clients and various specialty network services including a complementary and alternative medicine PPO and Employee Assistance Program ("EAP") product and network services. The geographic focus of the Company's PPO offerings is Washington State but includes healthcare providers in Alaska, Montana and Idaho to serve employees and dependents in these areas.

Revenue from PPO network services including utilization management services takes the form of monthly access fees from participating payors and fees from payors based on a percentage of the savings generated by PPO provider contracts. In addition, participating hospitals pay fees based on PPO claims volumes in those hospitals.

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

PPO Business Segment Products

Products currently offered within the PPO business segment include:

(1) Access to the PPO or to subsets of the PPO (e.g. Hospital Only access).
(2) Medical management services including utilization management services (pre-certification, concurrent review, gap analysis, etc.), catastrophic case management, disease management, consumer decision support tools, etc.
(3) EAP provider network and services.
(4) Complementary and alternative medicine provider network.

Health Benefits Management Business Segment Products

(1) Health benefit administration for self-funded employers and insurance carriers.
(2) Flexible spending account, health savings account and health reimbursement account administration.
(3) COBRA benefits administration.
(4) Medical management services including utilization management services (pre-certification, concurrent review, gap analysis, etc.), catastrophic case management, disease management, consumer decision support tools, etc.

Marketing and Sales

PPO products are marketed to payors including insurers, third party administrators, union trusts, and employers through an internal sales force that also works closely with the broker and consultant community.

HBM products are marketed to insurers and employers through an internal sales force that also works closely with the broker and consultant community.

Competition

The PPO and HBM businesses operate in a highly competitive market. The PPO network competes with other managed health care companies primarily in terms of provider contract reimbursement terms, credentialing quality, accuracy and timeliness of provider maintenance, claim repricing, utilization management and other services provided to payor clients as well as the price of accessing the PPO.

The PPO offers excellent provider contract and service value to payor clients compared to other independent PPO networks in Washington and the Northwest as shown by the Company's market position as the largest independent PPO in Washington. The PPO product also competes well against the PPO networks of the two dominant regional insurers in the Northwest.

The Company's HBM business competes with numerous other insurance carriers and Third Party Administrators operating in Washington, many of which are significantly larger and have greater financial resources than the Company. Competition for HBM clients is based primarily on price, HBM management operational performance and provider contract terms.

Government Regulation

The PPO and HBM are subject to significant regulation. The HBM business and the PPO are subject to standards regarding privacy and maintenance and transmission of health information established under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The Company believes it is in compliance with these regulations.

Employees

As of December 31, 2004, the company had 156 employees. None of the Company's employees are unionized or subject to collective bargaining agreement.
Company management believes that its relationship with its employees is good.

ITEM 2.     PROPERTIES

The Company has a five-year office lease agreement effective June 2003 in Seattle, Washington.

ITEM  3.     LEGAL PROCEEDINGS

In the normal course of business, the Company may encounter claims, assessments, and litigation brought against the Company. If and when these situations arise, the Company assesses the situation and accrues for financial exposure, if appropriate. As of December 31, 2004, the Company is not aware of any such material situations.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM  5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for any of the Company's equity securities.

As of December 31, 2004, there were 447 holders of the Company's Class A common stock, seven holders of the Company's Class B common stock and four hospital participants.

Holders of each class of common stock are entitled to share ratably on a share-for-share basis with respect to any dividends on such class of common stock, when, as and if declared by the Board of Directors out of funds legally available.

Pursuant to the Company's contracts with the hospital participants, if the Company pays any dividends or other distributions with respect to the Class B common stock, it must make an equivalent distribution to the hospital participants. See Item 6 below for information regarding cash dividends paid in 2003 and 2004. See "Liquidity and Capital Resources" in Item 7 below for a discussion of anticipated future cash dividends.


ITEM  6.     SELECTED FINANCIAL DATA

                                    2004          2003         2002         2001         2000
                                ------------  ------------  -----------  -----------  ----------

Operating revenue,
 continuing and discontinued
  operations                  $ 23,939,561 $ 51,053,380 $ 93,034,185 $122,652,504 $139,144,059
Net income from continuing
  operations after minority
  interest                       4,803,673    3,936,138    5,776,678    3,067,942    3,758,220
Net income(loss)                 5,948,516    4,690,921    1,924,891   (1,407,987)  (1,349,859)
Total assets                    20,664,440   25,695,039   28,802,641   31,217,479   32,658,089
Total liabilities                3,433,118    6,508,654   13,869,499   18,649,453   20,083,110
Redeemable equity participation  2,520,000    2,520,000    2,385,443    1,991,850    1,617,000
Total Equity                    14,040,687   14,744,079   11,325,169    9,338,690   10,784,920
Net income from continuing
  operations after minority
  interest per common share          82.10        67.24        98.68        52.39        64.16
Net income(loss)
  per common share                  101.67        80.13        32.88       (24.04)      (23.04)
Dividends declared per common
  share, Class A                  1,184.36       187.62          -            -            -
Dividends declared on Class B
  shareholders and non-shareholder
  district hospitals with
  equivalent rights, per entity 530,370.90      100,000          -            -            -


ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS
OVERVIEW

The following table summarizes income from continuing operations, discontinued operations and net income for 2002-2004:

(In millions)                                       2004      2003     2002
                                                    ----      ----     ----
Income from continuing operations                   $4.8       3.9      5.8
Income (loss) from discontinued operations           1.1        .8     (3.9)
Net income                                           5.9       4.7      1.9

The Company's income from continuing operations increased by $.9 million from 2003 to 2004 primarily due to the impact of increasing rates for network access fees.

The Company's income from continuing operations decreased by $1.9 million from 2002 to 2003 due to the following:

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

Consolidated net income has increased by $1.2 million from 2003 to 2004. The increase in 2004 is primarily due to the increased rates for network access fees as mentioned above. Consolidated net income significantly increased by $2.8 million from 2002 to 2003. The increase in 2003 was primarily due to the increased income from discontinued operations of $4.6 million offset by the decrease in income from continuing operations previously noted.

Financial results for 2004 continue to show improvement in the Company's financial condition. The Company's current ratio (current assets/current liabilities)improved from 3.5 at year end 2003 to 5.1 at year end 2004. Generally, a higher current ratio indicates increased financial strength.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEARS ENDED DECEMBER 31, 2003 AND 2002

The following table summarizes operating revenues for 2002-2004:

(in millions)                                2004      2003     2002
                                             ----      ----     ----
Network access fees                         $12.0      11.1      9.1
Hospital administrative fees                  7.7       7.8      9.6
Health benefit management fees                3.2       1.9       -
Other                                         1.0        .6       .2
                                             ----      ----     ----
    Total Operating Revenues                 23.9      21.4     18.9

Operating revenue of continuing operations increased $2.5 million (11.7%) from 2003 to 2004 and increased $2.5 million (13.5%) from 2002 to 2003. The increase from 2003 to 2004 resulted principally from an increase of $1.3 million from revenue of the Company's HBM business segment and the impact of increasing rates for PPO network access fees of $.9 million. The increase in other revenue primarily results from EAP services. The increase from 2002 to 2003 was primarily attributable to income from the new HBM business segment with operating revenue of $1.9 million, and income from additional services offered through the PPO business segment including EAP and case management services of $.4 million.

The following table summarizes operating expenses for 2002-2004:

(in millions)                               2004      2003       2002
                                            -----     ----       ----
Payroll and related expenses                $10.4      8.2        5.9
Selling, general and administrative           6.3      6.3        4.6
                                            -----     ----       ----
   Total Operating Expenses                  16.7     14.5       10.5

Payroll and related expenses increased $2.2 million (26.8%) from 2003 to 2004 while selling, general and administrative expenses remained constant from 2003 to 2004. The increase in payroll and related expenses resulted primarily from the redirection of costs from the insured health plan business to the new HBM business. Payroll and related expenses increased $2.3 million (39%) from 2002 to 2003 while selling, general and administrative expenses increased $1.7 million (37%) from 2002 to 2003. These increases were primarily due to a shift of $2.9 million in expenses from the discontinued operations of the Plan to the HBM operations as the Plan exits the insurance business. The remaining increase was due to higher operating expenses for the PPO segment resulting from various initiatives including obtaining Utilization Review Accreditation Commission
(URAC) accreditation for credentialing, implementation of a new proprietary PPO information system and various provider initiatives.
                                       8

The following table summarizes interest, net and write-down of investment and other:
(in millions)                               2004      2003       2002
                                            ----      ----       ----
Interest, net                               $ .4        .2         .1
Write down of investment and other           (.1)      (.3)       (.1)

Interest, net results from interest income earned on investments and fluctuates depending on interest rates and balances invested.

Discontinued Operations

The financial performance of discontinued operations improved by $.3 million in 2004 from income of $.8 million in 2003 to income of $1.1 million in 2004.
This increase in net income results from the favorable development of claims reserves upon the exit of the Plan from the insured health business. The financial performance of discontinued operations improved by $4.6 million in 2003 from a loss of $3.9 million in 2002 to income of $.8 million in 2003.
This primarily resulted from a 25 percent increase in per member per month premium yields in 2003 vs. 2002, while per member per month health care costs increased by 10 percent. Health care costs were favorably impacted by favorable development of claims reserves of approximately $2 million. This resulted from a reduction in the healthcare cost trend from the first half of 2002 that was not fully evident at year end 2002.

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

Market Risk

The Company offers its PPO and HBM products in a highly competitive environment. The Company has numerous competitors, including for-profit and not-for-profit HMOs, TPAs, PPOs and indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than the Company. The Company's ability to retain existing PPO clients and attract new PPO and HBM clients is largely dependent on its ability to offer competitive provider contract value and maintain a network of high quality, efficient, fully credentialed providers who agree to accept competitive reimbursement rates.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in 1984, the Company has financed its operations from equity investments from over 870 physicians, from the seven hospitals constituting the Company's Class B shareholders, non-equity capital contributions from four additional hospitals pursuant to their respective participation agreements, and funds from operations.

The Company's cash flow consists of operating, investing and financing cash flows. Operating cash flow is generated by operating income, depreciation and fluctuations in various balance sheet accounts. In the event of ongoing negative operating cash flow, the Company's investment portfolio of marketable securities is available to meet liquidity needs. The Company does not anticipate significant financing activities in 2005 other than as noted below.

As a result from the exit from the capital intensive health insurance business, the Company requested and received regulatory approval to distribute as dividends a significant portion of its assets in 2004. As a result, the Company paid $6.4 million in dividends to shareholders in 2004. Of this amount, $5.2 million was the result of a nonrecurring special dividend representing the Company's proceeds from the redemption of the Plan's preferred stock and the Plan's $2.7 million dividend on its common stock. The remaining $1.2 million Dividend was paid from the Company's recurring cash flows. The first dividend in the Company's history of $1.2 million was paid to shareholders in 2003. Based on an expectation consistently positive cash flow from continuing operations, the Company expects to pay dividends annually. The balance sheet presents all assets and liabilities of the health plan legal entity as discontinued. During 2005 the Plan requested regulatory approval to dissolve the Plan and distribute any remaining assets as dividends. The Company expects to declare a special dividend to distribute its share of these non-recurring cash flows to its shareholders in 2005.

At December 31, 2004, the Company's continuing operations had cash and cash equivalents of approximately $2.4 million, as compared to approximately $1.5 million at December 31, 2003, resulting from continuing positive operating cash flow. As the Company generates cash flow from continuing operations, excess cash is being invested in investment securities available for sale which increased by $2.8 million (39.4%) from 2003 to 2004. Investment securities consist of municipal bonds that are marketable in the event additional cash is needed.

Following are explanations of significant balance sheet account fluctuations:

The decrease in service fees receivable from related parties of $.3 million (75.0%) is due to the timing of cash receipts on outstanding receivables.

Current assets of discontinued operations decreased by $8.6 million from $11.7 million at December 31, 2003 to $3.1 million at December 31, 2004. Of this decrease, $6.5 million resulted from the redemption of 100% of the Plan's outstanding preferred stock of $3.5 million, a common stock dividend of $2.7 million and a preferred stock dividend of $.3 million (prior to the redemption of the preferred stock). The orderly exit from the health insurance business and the resulting payment of claims run out accounts for the remaining decrease of $2.1 million.

The increase in accrued expenses of $.4 million (20.0%) is primarily attributable to the following payroll related items: payroll $.1 million, executive retirement $.1 million and the long-term incentive plan $.2 million. The payroll increase is due to the timing of the last paydate in 2004. The executive retirement and long-term incentive increases result from another year of activity.

Current liabilities of discontinued operations decreased by $3.5 million. This is due primarily to the $2.9 million reduction in the reserve for unpaid loss and loss adjustment expense. The remaining decrease in current liabilities is due to payment of outstanding expenses as the Plan's run-out business is processed and is shown in detail in note 10, Discontinued Operations, to the Company's financial statements included in Item 8 below.

The following table summarizes the $1.3 million decrease in minority interest for the year ended December 31, 2004:
                                                          (in millions)
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

On December 20, 1999, the Company executed an agreement with University of Washington Academic Medical Center ("UWMC") to become a participant in the administration, operations and any incentives bestowed upon any shareholders in the Company effective January 1, 2000. UWMC is not a shareholder or member of the Company. UWMC will participate in any incentive or reward program established by the Company as if UWMC owned 5,800 shares of class B common stock. Dividends, distributions, and liquidation of the Company are also calculated as if UWMC owned 5,800 shares of class B stock.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a result of the decision to exit the insured health care business by December 31, 2003, the Company's 80% ownership in the Plan was written down at December 31, 2001 to the expected net realizable value, which is the Plan's book value. Management believes this measurement of the expected net realizable value is still valid as of December 31, 2004.

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

CONTRACTUAL OBLIGATIONS

Contractual obligations consist of operating lease arrangements and are payable as follows:

Less than 1 Year     2 - 3 Years     4 - 5 Years     More than 5 Years
---------------      -----------     -----------     -----------------
   $704,088          $1,382,403       $339,048                0

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as of December 31, 2004.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm. . . . . . . . . 14

Consolidated Balance Sheets as of December 31, 2004 and 2003 . . . . . . 15

Consolidated Statements of Income
      for the years ended December 31, 2004, 2003, and 2002. . . . . . . 17

Consolidated Statements of Shareholders' Equity
      for the years ended December 31, 2004, 2003, and 2002. . . . . . . 18

Consolidated Statements of Cash Flows
      for the years ended December 31, 2004, 2003, and 2002. . . . . . . 19

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 20

             REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


Shareholders and Board of Directors
First Choice Health Network, Inc.


We have audited the accompanying consolidated balance sheet of First Choice Health Network, Inc., as of December 31, 2004 and 2003 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years ended December 31, 2004. These financial statements are the responsibility of First Choice Health Network, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Choice Health Network, Inc., as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


Moss Adams LLP
Everett, Washington
January 28, 2005

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 and 2003


ASSETS                                                                 2004          2003
CURRENT ASSETS:
Cash and cash equivalents                                          $ 2,376,158   $ 1,459,881
Investment securities available-for-sale, at fair value              9,904,175     7,132,880
Service fees receivable, net of allowance for doubtful
  accounts of $86,606 and $77,194                                    1,134,320       950,498
Service fees receivable from related parties                            31,310       354,114
Prepaid expenses                                                       478,220       442,072
Deferred tax assets                                                    186,931       164,066
Federal income tax receivable                                           61,304          -
Other current assets                                                   236,874       340,025
Receivable from subsidiary                                              38,090        51,650
Federal income tax benefit receivable from subsidiary                   17,053         6,677
Current assets of discontinued operations                            3,128,417    11,715,163
                                                                   -----------   -----------
                        Total current assets                        17,592,852    22,617,026

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              5,537,067     5,303,600
Computer software                                                    1,582,945     1,386,784

                                                                   -----------   -----------
                                                                     7,120,012     6,690,384
Less accumulated depreciation                                       (6,159,001)   (5,392,963)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                       961,011     1,297,421

DEFERRED TAX ASSETS                                                  1,287,460     1,140,249

OTHER ASSETS:
Investment in One Health Port                                          201,184       141,984
Other assets                                                           236,175       114,135
Assets of discontinued operations                                      385,758       384,224
                                                                   -----------   -----------
                        Total other assets                             823,117       640,343
                                                                   -----------   -----------
TOTAL ASSETS                                                       $20,664,440   $25,695,039
                                                                   ===========   ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 and 2003


LIABILITIES AND SHAREHOLDERS' EQUITY                                     2004        2003
CURRENT LIABILITIES:
Accounts payable                                                  $   693,296    $   627,631
Accrued expenses                                                    2,371,044      1,986,532
Federal income tax payable                                               -            70,703
Current liabilities of discontinued operations                        368,778      3,823,788
                                                                  -----------    -----------
            Total current liabilities                               3,433,118      6,508,654

MINORITY INTEREST                                                     670,635      1,922,306

REDEEMABLE EQUITY PARTICIPATION                                     2,520,000      2,520,000

COMMITMENTS (Note 5)

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 447 and 537 shares                              447            537
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                40,600         40,600
Additional paid-in capital                                          4,080,410      4,305,356
Additional capital from affiliates                                  1,472,108      1,472,108
Retained earnings                                                   8,484,084      8,943,283
Accumulated other comprehensive loss, net of tax                      (36,962)       (17,805)
                                                                  -----------    -----------
            Total shareholders' equity                             14,040,687     14,744,079
                                                                  -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $20,664,440    $25,695,039
                                                                  ===========    ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


                                                    2004          2003          2002
OPERATING REVENUE:
Network access fees                             $12,021,078   $11,153,530   $10,292,039
Hospital administrative fees                      3,660,414     3,736,034     3,867,915
Hospital administrative fees, related parties     4,001,531     4,032,114     4,523,692
Health Benefit Management fees                    3,230,119     1,908,246          -
Employee Assistance Program and Other               947,492       582,765       189,140
                                                -----------   -----------   -----------
            Total operating revenue              23,860,634    21,412,689    18,872,786

OPERATING EXPENSES:
Payroll and related expenses                     10,343,469     8,222,612     5,944,538
Selling, general, and administrative expenses     6,313,585     6,312,450     4,606,129
                                                -----------   -----------   -----------
            Total operating expenses             16,657,054    14,535,062    10,550,667
                                                -----------   -----------   -----------
            Operating income                      7,203,580     6,877,627     8,322,119

OTHER INCOME (EXPENSE):
Interest, net                                       365,193       193,700       128,737
Write-down of investment and other                  (78,309)     (276,327)      (93,703)
                                                -----------   -----------   -----------
            Total other income (expense), net       286,884       (82,627)       35,034
                                                -----------   -----------   -----------
            Income from continuing operations
               before federal income taxes
               and minority interest              7,490,464     6,795,000     8,357,153

Provision for federal income taxes on
   continuing operations                          2,462,464     2,410,199     2,984,601
                                                -----------   -----------   -----------
Income from continuing operations before
   minority interest                              5,028,000     4,384,801     5,372,552

MINORITY INTEREST, net of tax                      (224,327)     (448,663)      404,126
                                                -----------   -----------   -----------
Income from continuing operations after
   minority interest                              4,803,673     3,936,138     5,776,678

Discontinued operations
   Income (loss) from discontinuation of
   First Choice Health Plan Insurance
   operations (net of applicable income tax
   expense (benefit) of $574,367, $388,826,
   and ($1,970,074))                              1,144,843       754,783    (3,851,787)
                                               ------------  ------------  ------------
NET INCOME                                      $ 5,948,516   $ 4,690,921   $ 1,924,891
                                                ===========   ===========   ===========
NET INCOME FROM CONTINUING OPERATIONS
    AFTER MINORITY INTEREST PER COMMON SHARE    $     82.10   $     67.24   $     98.68
                                                ===========   ===========   ===========
NET INCOME PER COMMON SHARE                     $    101.67   $     80.13   $     32.88
                                                ===========   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                  58,510        58,538        58,538
                                                ===========   ===========   ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                         Common Stock                                Accumulated
                        Class A      Class B    Additional   Additional                Other          Total    Comprehensive
                                                 paid-in    capital from   Retained Comprehensive Shareholders'   Income
                      Shares  Amt  Shares   Amt  capital     affiliates    Earnings Income (Loss)     Equity      (Loss)

BALANCE,
 December 31, 2001      539   $539  40,600 $40,600 $4,306,581 $1,472,108 $3,527,471   $(8,609)    $9,338,690

Repurchase of Class
 A common stock and
 membership rights
 from physicians         (1)    (1)                      (360)                                          (361)
Unrealized gain on
 investments, net of tax                                                               61,949         61,949   $    61,949
Net Income                                                                1,924,891                1,924,891     1,924,891
                       ----   ----  ------  ------ ---------- ---------- ----------  --------    -----------   -----------
Balance,                                                                                                       $ 1,986,840
  December 31, 2002     538    538  40,600  40,600  4,306,221  1,472,108  5,452,362    53,340     11,325,169   ===========

Repurchase of Class
 A common stock and
 membership rights
 from physicians         (1)    (1)                      (865)                                          (866)
Dividends Paid                                                           (1,200,000)              (1,200,000)
Unrealized loss on
 investments, net of tax                                                              (71,145)       (71,145)  $   (71,145)
Net income                                                                4,690,921                4,690,921     4,690,921
                       ----   ----  ------ ------- ---------- ---------- ----------  --------    -----------   -----------
Balance,                                                                                                       $ 4,619,776
 December 31, 2003      537    537  40,600  40,600  4,305,356  1,472,108  8,943,283   (17,805)    14,744,079   ===========

Repurchase of Class
 A common stock and
 membership rights
 from physicians        (90)   (90)                  (224,946)                                      (225,036)
Dividends Paid                                                           (6,364,451)              (6,364,451)
Minority interest payment                                                   (43,264)                 (43,264)
Unrealized loss on
 investments, net of tax                                                              (19,157)       (19,157)  $   (19,157)
Net income                                                                5,948,516                5,948,516     5,948,516
                       ----   ----  ------ ------- ---------- ---------- ----------  --------    -----------   -----------
Balance,                                                                                                       $ 5,929,359
 December 31, 2004      447   $447  40,600 $40,600 $4,080,410 $1,472,108 $8,484,084  $(36,962)   $14,040,687   ===========
                       ====   ====  ====== ======= ========== ========== ==========  =========   ===========
See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                         2004          2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations              $ 4,803,673   $ 3,936,138   $ 5,776,678
  Adjustments to reconcile net income to net
       cash from operating activities:
    Depreciation                                         766,038     1,030,763     1,083,314
    Deferred income (taxes) benefit, net                (170,076)     (177,390)       73,630
    Provision for doubtful accounts                        9,412       (54,646)     (288,657)
    Minority interest                                    224,327       709,456       (20,527)
    Changes in operating assets and liabilities:
      Service fees receivable                            129,570       652,727       465,990
      Receivable from subsidiary                           3,184    (1,563,797)      741,406
      Prepaid expenses                                   (36,148)       66,828       258,501
      Other current assets                               103,151      (300,860)      (24,063)
      Other assets                                      (122,040)     (114,135)         -
      Accounts payable                                    65,665       140,340        35,516
      Accrued expenses                                   384,512       643,554       303,169
      Federal income tax accrual                        (132,007)      (39,879)      667,922
      Adjustment in value of investment in
        One Health Port                                   40,800       195,416          -
                                                     -----------   -----------   -----------
  Net cash provided by continuing operations           6,070,061     5,124,515     9,072,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment in One Health Port               (100,000)         -         (337,400)
Purchase of investments available for sale            (5,007,423)   (8,990,862)   (6,364,075)
Principal paydowns, maturities and sales of
      investments available for sale                   2,216,971     6,538,370     2,306,647
Purchase of furniture, equipment, and computer
      software                                          (429,628)     (874,068)     (334,421)
                                                     -----------   -----------   -----------
  Net cash used by investing activities               (3,320,080)   (3,326,560)   (4,729,249)
                                                     -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Class A common stock and
      membership rights from physicians                 (225,036)         (866)         (361)
  Redeemable equity participation                           -          134,557       393,593
  Payment of note payable                                   -             -         (698,170)
  Payment to minority interest shareholders             (440,450)         -             -
  Dividends to shareholders                           (6,364,451)   (1,200,000)         -
                                                     -----------   -----------   -----------
  Net cash used by financing activities               (7,029,937)   (1,066,309)     (304,938)
                                                     -----------   -----------   -----------
CASH FLOWS FROM (TO) DISCONTINUED OPERATIONS           5,196,233    (1,596,147)   (3,335,044)
                                                     -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                     916,277      (864,501)      703,648
CASH AND CASH EQUIVALENTS, Beginning of year           1,459,881     2,324,382     1,620,734
                                                     -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, End of year               $ 2,376,158   $ 1,459,881   $ 2,324,382
                                                     ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash received (paid) during the year for
    Federal income taxes                             $(3,189,270)  $(2,892,635)  $   303,633
                                                     ===========   ===========   ===========
    Interest                                         $      -      $      -      $   (32,294)
                                                     ===========   ===========   ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 and 2002

NOTE 1:     DESCRIPTION OF BUSINESS AND SUMMARY
            OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: First Choice Health Network, Inc. (the Company) was incorporated under the laws of the state of Washington on September 28, 1984. The Company was formed initially to organize a network of independent participating physicians and hospitals to serve insurers, third party administrators, union trusts and employers. Subsequently the Company created additional related preferred provider organization (PPO) services including utilization management services and an Employee Assistance Program (EAP). In 2003 the Company initiated a program for providing health benefit management services ("HBM" business) for self funded employers and insurance carriers. The Company's business is conducted primarily in Washington, with some additional business located in Alaska, Montana and Idaho.

The Company's majority owned subsidiary, First Choice Health Plan, Inc. (the
Plan), is a health care services contractor, which was formed on January 31, 1995, to offer fully insured health products in Washington state. As a result of the decision by the Plan's Board of Directors authorizing management to exit the insured health care business, the Plan did not renew any business after January 1, 2003 and conducted only claims run-out activities during 2004. The Plan's financial information for the Plan's insured healthcare business is presented as a discontinued operation in the financial statements. All financial statement presentations for prior years have been restated accordingly.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not expected to have any impact on the Company's current financial condition or results of operations.

Cash equivalents: The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2004 and 2003, cash and cash equivalents consisted of cash management funds of $2,376,158 and $1,459,881, respectively.

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

Declines in the fair value of individual available for sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to call or maturity. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and
(3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

At December 31, 2004 and 2003 the investment in One Health Port was written down by $40,800 and $195,416, respectively to reflect current equity ownership. In 2002 no write-downs were required.

Write-down of investment in the Plan: As a result of the decision to exit the insured health care business by December 2003, the Company's 80% ownership interest in the Plan was written down to the expected net realizable value. Write-downs of $260,793 and $383,600 were recorded in 2003 and 2002, respectively, representing 20% of the capital contributions to the Plan in those years.

Earnings per share: Net income per common share (Class A and B) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 41,110, 41,138 and 41,138 common shares and 17,400 shares applicable to affiliate common share equivalents (Note 2) in 2004, 2003 and 2002, respectively. Shares issued and reacquired during each period were weighted for the portion of the period that they were outstanding. There are no dilutive securities.

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

Reclassifications: Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform with the 2004 presentation.

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

Transfer of stock: Shareholders may only transfer their stock in the Company to the Company for repurchase. The repurchase price is established by the Board of Directors each fiscal year as set forth in the bylaws. Class A shares were repurchased at $2,679, $866 and $752 per share during 2004, 2003 and 2002, respectively.

Dividends: The Board of Directors may declare and pay dividends on one or more classes of common stock at such times and in such amounts as it designates, but in no event may dividends be paid while there is an outstanding obligation to repurchase shares. Dividends are allocated among shareholders of each class of stock according to the number of shares outstanding to each Class A or Class B shareholder. Any dividends paid to the Class B shareholders must be shared with the non-shareholders that have rights equivalent to those of the other shareholders. In 2004 the Company paid dividends totaling $6,364,451, including $1,184.36 per share to Class A shareholders and $530,370.90 to each Class B shareholder and non-shareholder hospital that have equivalent rights. In 2003 the Company paid a dividend totaling $1.2 million including $187.62 per share to Class A shareholders and $100,000 to each Class B shareholder and non-shareholder hospital that have equivalent rights.

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

If the Company performs certain activities that substantially change the organization, the Company discontinues the health care facility services contract with UWMC, or if total managed care enrollment falls below 500,000 member months, then UWMC can withdraw from the agreement, but no refunds will be given. If the Company merges, is sold, or if the Company takes a material action that proves detrimental to UWMC, then UWMC may redeem its interest for the equivalent of the fair value of 5,800 Class B common shares of Company stock. Since redemption, under certain terms, is outside the control of the Company, the amounts received are recorded as a redeemable equity participation.

NOTE 4:     FEDERAL INCOME TAXES

Federal income taxes consist of the following components:

                                      2004          2003         2002
Current                          $ 2,292,388   $ 2,232,809   $ 3,058,231
Deferred                             170,076       177,390       (73,630)
                                 -----------   -----------   -----------
                                 $ 2,462,464   $ 2,410,199   $ 2,984,601
                                 ===========   ===========   ===========

Federal income taxes differ from the amount computed by applying the expected U.S. corporate income tax rate to income before federal income taxes for the years ended December 31 as follows:

<CAPITION>
                                      2004                 2003               2002
                                 Amount   Percent    Amount   Percent    Amount   Percent
Computed expected tax rate     $ 2,546,758  34.0   $2,310,300   34.0   $2,841,432   34.0
Tax effect of permanent
  differences:
    Write-down of investment
      in subsidiary                  -        -        88,670    1.3      130,424    1.6
    Interest on municipal bonds   (97,405)  (1.3)
    Other                          13,111    0.2       11,229     .2       12,745     .1
                               ---------    ----   ----------   ----   ----------   ----
                               $2,462,464   32.9   $2,410,199   35.5   $2,984,601   35.7
                               ==========   ====   ==========   ====   ==========   ====


The deferred tax assets and liabilities resulting from the tax effects of temporary differences at December 31 are presented below:

                                                        2004          2003
Deferred tax assets:
  Net operating loss                                $2,216,807    $2,216,807
  Reduction of shareholders' equity                    213,724       213,724
  Allowance for doubtful accounts                       29,446        26,246
  Depreciation and amortization                        755,878       790,086
  Vacation                                             147,728       137,819
  Long-term incentive plan                             144,160        82,620
  Other                                                183,455        53,820
                                                    ----------    ----------

  Gross deferred tax assets                          3,691,198     3,521,122
  Valuation allowance                               (2,216,807)   (2,216,807)
                                                    ----------    ----------
    Net deferred tax assets                          1,474,391     1,304,315
                                                    ==========    ==========

Current portion of deferred tax assets              $  186,931    $  164,066
Long-term portion of deferred tax assets             1,287,460     1,140,249
                                                    ----------    ----------

Total deferred tax assets                           $1,474,391    $1,304,315
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

     2007                                         $   150,754
     2008                                              53,781
     2009                                              20,754
     2010                                           1,584,667
     2011                                           2,075,894
     2012                                           2,353,449
     2018                                             280,723
                                                  -----------
     Total net operating losses                   $ 6,520,022
                                                  ===========

Because the operation of the Plan is being discontinued, future income will not be available to utilize the NOLs. Upon the ultimate liquidation and dissolution of the Plan, these NOLs may be potentially utilized by the Company. Because the timing and ultimate realization of these NOLs is uncertain, they are fully reserved.

NOTE 5:     COMMITMENTS

Leases: The Company leases its office facilities and some office equipment under operating leases expiring through 2008. The leases provide for monthly minimum rent payments, and some include renewal options for an additional five years.

Rental expense charged to operations under the operating leases for the years ended December 31, 2004, 2003 and 2002 were $661,580, $834,564 and $928,093, respectively.

Future minimum lease payments under operating leases for the years ending December 31 are as follows:


     2005                                              704,088
     2006                                              698,388
     2007                                              684,015
     2008                                              339,048
                                                    ----------
                                                    $2,425,539
                                                    ==========

<PAGE?   26

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

Description of the types of products and services from which each reportable segment derives its revenue: The Network operations have two primary products which have been aggregated into one reportable segment: network access fees and hospital administrative fees. Network access fees arise from the rental of the Company's large PPO and other network products while hospital administrative fees arise from charges to the network hospitals based on claims incurred by members or fixed monthly contractual payments. The other reportable segment, Health Benefits Management (HBM), is the outcome of the new business strategy of offering benefits management and administration services to employers who are self-funding their company health benefit plans. This segment offers management and administration services for health benefit plans, flexible spending accounts, health savings accounts, health reimbursement accounts and COBRA benefits.

Measurement of segment profit or loss and segment assets: The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

Information about profit or loss and assets of reportable segments:

                                                First Choice     Health Benefits
                                               Health Network       Management      Total
2004:
  Revenues from external customers              $ 20,630,515     $  3,230,119     $ 23,860,634
  Intersegment revenue                                66,538          (66,538)            -
  Interest income                                    365,193             -             365,193
  Depreciation expense                               689,434           76,604          766,038
  Income tax provision (benefit)                   2,784,211         (321,747)       2,462,464
  Segment profit (loss)                            5,652,567         (624,567)       5,028,000
  Minority interest                                                                   (224,327)
  Income from discontinued operations                                                1,144,843
  Consolidated net income                                                            5,948,516
  Expenditures on furniture, equipment
    and computer software                            429,628             -             429,628
  Assets of reportable segments                   17,150,265             -          17,150,265
  Liabilities of reportable segments               3,064,340             -           3,064,340

2003:
  Revenues from external customers              $ 19,504,443     $  1,908,246     $ 21,412,689
  Intersegment revenue                                74,413          (74,413)            -
  Interest income                                    193,700             -             193,700
  Depreciation expense                               851,670          179,093        1,030,763
  Income tax provision (benefit)                   2,740,230         (330,031)       2,410,199
  Segment profit (loss)                            5,025,449         (640,648)       4,384,801
  Minority interest                                                                   (448,663)
  Income from discontinued operations                                                  754,783
  Consolidated net income                                                            4,690,921
  Expenditures on furniture, equipment
    and computer software                            874,068             -             874,068
  Assets of reportable segments                   13,491,308          104,344       13,595,652
  Liabilities of reportable segments               2,684,866             -           2,684,866

2002:
  Revenues from external customers              $ 18,872,786     $       -        $ 18,872,786
  Intersegment revenue                                28,125          (28,125)            -
  Interest income                                    128,737             -             128,737
  Depreciation expense                             1,083,314             -           1,083,314
  Income tax provision (benefit)                   2,989,081          ( 4,480)       2,984,601
  Segment profit (loss)                            5,381,248          ( 8,696)       5,372,552
  Minority interest                                                                    404,126
  Loss from discontinued operations                                                 (3,851,787)
  Consolidated net income                                                            1,924,891
  Expenditures on furniture, equipment
    and computer software                            334,421             -             334,421
  Assets of reportable segments                   12,508,669             -          12,508,669
  Liabilities of reportable segments               3,548,594             -           3,548,594


                                                    2004             2003             2002
Revenues:
  Total revenues from reportable segments and
      discontinued operations                   $ 23,939,561     $ 51,053,380     $ 93,034,185
                                                ============     ============     ============
Profit or loss:
  Total profit for reportable segments and
    discontinued operations                     $  6,172,843     $  5,139,584     $  1,520,765
  Adjustment for minority interest in
    consolidated statements                         (224,327)        (448,663)         404,126
                                                ------------     ------------     ------------
          Consolidated net income                $ 5,948,516     $  4,690,921     $  1,924,891
                                                ============     ============     ============

                                                     2004            2003              2002
  Assets:
  Total assets for reportable segments          $ 17,150,265     $ 13,595,652     $ 12,508,669
  Assets of discontinued operations                3,514,175       12,099,387       16,293,972
                                                ------------     ------------     ------------
         Consolidated total assets              $ 20,664,440     $ 25,695,039     $ 28,802,641
                                                ============     ============     ============

Liabilities:
  Total liabilities for reportable segments     $  3,064,340     $  2,684,866     $  3,548,594
  Liabilities of discontinued operations             368,778        3,823,788       10,320,905
                                                ------------     ------------     ------------
         Consolidated total liabilities         $  3,433,118     $  6,508,654     $ 13,869,499
                                                ============     ============     ============

Substantially all of the revenues from external customers are derived from within the state of Washington.

NOTE 7:     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, service fees receivable, and accounts payable approximates fair value because of the short maturity of these instruments.

NOTE 8:  INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consist of the following:

                                                 Gross        Gross        Gross
                                   Amortized   Unrealized   Unrealized   Unrealized
                                     Cost        Gains        Losses       Losses
                                                             Less Than    More Than
                                                             12 Months    12 Months  Fair Value
                                 ---------------------------------------------------------------
December 31, 2004
   Mortgage-backed
   adjustable rate securities   $     12,123   $     21     $    (19)     $   -     $    12,125
   Municipal bonds                 9,929,241     23,842      (61,033)         -       9,892,050
                                 -----------   --------     ---------     -------   -----------
                                $  9,941,364   $ 23,863     $(61,052)     $   -     $ 9,904,175
                                ============   ========     =========     =======   ===========
December 31, 2003
   Mortgage-backed
   adjustable rate securities   $  1,098,214   $  4,262     $( 4,365)     $ (782)   $ 1,097,329
   Municipal bonds                 6,043,750      2,260      (10,459)         -       6,035,551
                                 -----------   --------     ---------     -------   -----------
                                $  7,141,964   $  6,522     $(14,824)     $ (782)   $ 7,132,880
                                ============   ========     =========     =======   ===========

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase The decline in value is not related to any company or industry specific event. At December 31, 2004, there are approximately 16 investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Contractual maturities of investment securities as of December 31, 2004 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

                                   Available for Sale
                              Amortized             Fair
      Maturity                  Costs               Value
  -----------------          -----------        -----------
  To one year               $    300,057        $   300,057
  One to five years              801,421            810,671
  Five to ten years            1,414,567          1,416,280
  Over ten years               7,425,319          7,377,167
                             -----------        -----------
                             $ 9,941,364        $ 9,904,175
                             ===========        ===========

Proceeds from sales and maturities of investment securities in 2004 and 2003 were $2,216,971 and $6,538,370, respectively. Sales of investment securities resulted in gross gains of $62 and gross losses of $38,112 in 2004. Sales of investment securities resulted in gross gains of $8,949 and gross losses of $54,207 in 2003.


NOTE 9:     RETIREMENT PLAN

The Company has a qualified 401(k) Employee Savings and Profit Sharing Plan covering all full-time employees. Under the plan, employees can defer up to the maximum established by the Internal Revenue Service. The Company matches 50% of each employee's contribution, up to 6% of the employee's eligible salary. Employees are fully vested in employee contributions and vest over two years for employer contributions. The Company also has the option to make an additional profit sharing contribution to the plan. Employer contributions to the plan for the years ended December 31, 2004 and 2003, amounted to $156,906 and $151,173, respectively.

The Company also has a non-qualified contribution retirement program covering executive management employees. Participants must have been employed by the Company for at least one year and hold a position approved by the President and Board of Directors as having a significant corporate-wide impact on accomplishing the Company's strategic goals and objectives. Under this program, the Company funds the deferred benefits through participant accounts based upon the percentages of the individual participant's base salary approved by the Board of Directors. Deferred benefits of the trust, which have been included in accrued expenses, were $236,175 and $114,135 at December 31, 2004 and 2003, respectively. The expenses in relation to the program were $100,663 and $97,234 for the years ended December 31, 2004 and 2003, respectively. The market value of the trust assets was $236,175 and $114,135 at December 31, 2004 and 2003, respectively. Realized and unrealized gains and losses on the assets accrue to the individual participants.


NOTE 10 DISCONTINUED OPERATIONS

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

At the balance sheet date the following assets included in the consolidated balance sheet apply to the discontinued operations of the Plan:

                                                                    December 31,
                                                              2004               2003
             Assets
Cash and cash equivalents                               $  2,503,998         $  2,687,652
Investment securities available for sale, at fair value      622,058            8,020,730
Premiums receivable, net of allowance for doubtful
  accounts of $17,916                                           -                 898,489
Prepaid expenses and other receivables                           738               72,026
Deferred tax assets                                            1,623               36,266
Restricted indemnity cash and investments                    385,758              384,224
                                                         -----------          -----------
            Total assets                                $  3,514,175         $ 12,099,387
                                                        ============         ============

            Liabilities
Accrued expenses                                        $    125,105         $    595,351
Reserve for unpaid loss and loss adjustment expenses         188,530            3,069,224
Provider settlements payable                                    -                  83,787
Unearned premiums                                               -                  17,099
Federal income tax expense payable to parent                  17,053                6,677
Amount due to parent                                          38,090               51,650
                                                         -----------          -----------
            Total liabilities                           $    368,778         $  3,823,788
                                                        ============         ============

The following amounts representing revenue and income and loss from discontinued operations are included in the consolidated statement of income:

                                                    2004          2003          2002
Operating revenue                              $     78,927  $ 29,640,691  $ 74,161,399
Income (loss) on discontinued operations
  before federal income tax                       1,719,210     1,143,609    (5,821,861)   Income (loss) on discontinued operations
  after federal income tax                        1,144,843       754,783    (3,851,787)
Net income (loss) from discontinued
  operations per common share                         19.57         12.89        (65.80)



NOTE 11:     UNAUDITED QUARTERLY FINANCIAL DATA - CONDENSED CONSOLIDATED
              STATEMENT OF INCOME

                                             Quarter      Quarter      Quarter      Quarter
                                            12/31/2004   09/30/2004   06/30/2004   03/31/2004
                                            ----------   ----------   ----------   ----------
OPERATING REVENUE
  Network access fees                     $ 3,022,622   $ 2,959,444   $ 3,014,383  $ 3,024,629
  Hospital administrative fees                908,138       898,565       931,069      922,642
  Hospital administrative fees,
    related parties                           955,059     1,048,376     1,015,859      982,237
  Health benefit management fees              827,019       805,094       793,709      804,297
  Employee assistance program and other       280,246       236,627       214,597      216,022
                                          -----------   -----------   -----------  -----------
     Total operating revenue                5,993,084     5,948,106     5,969,617    5,949,827
                                          -----------   -----------   -----------  -----------

OPERATING EXPENSES
  Payroll and related expenses              2,677,416     2,602,731     2,529,361    2,533,961
  Selling, general and
    administrative expenses                 1,607,893     1,564,199     1,580,346    1,561,147
                                          -----------   -----------   -----------  -----------
     Total operating expenses               4,285,309     4,166,930     4,109,707    4,095,108
                                          -----------   -----------   -----------  -----------
     Operating income                       1,707,775     1,781,176     1,859,910    1,854,719

OTHER INCOME (EXPENSE)
  Interest, net                               103,440        96,709        87,783       77,261
  Write-down of investment
    and other                                 (38,366)      (12,575)      (36,593)       9,225
                                          -----------   -----------   -----------  -----------
     Total other income, net                   65,074        84,134        51,190       86,486
                                          -----------   -----------   -----------  -----------
   Income from continuing operations
     before federal income taxes
     and minority interest                  1,772,849     1,865,310     1,911,100    1,941,205

  Provision for federal income taxes
    on continuing operations                  591,411       598,092       633,539      639,422
                                          -----------   -----------   -----------  -----------
  Income from continuing operations
    before minority interest                1,181,438     1,267,218     1,277,561    1,301,783

MINORITY INTEREST, net of tax                 (13,686)      (23,072)      (37,808)    (149,761)
                                          -----------   -----------   -----------  -----------
  Income from continuing operations
    after minority interest                 1,167,752     1,244,146     1,239,753    1,152,022
DISCONTINUED OPERATIONS
  Income from discontinuation of First
    Choice Health Plan operations (net
    of applicable income tax expense of
    $34,082, $8,124, $146,767 and
    $385,394)                                  90,816        16,889       288,149      748,989
                                          -----------   -----------   -----------   ----------
NET INCOME                                $ 1,258,568   $ 1,261,035   $ 1,527,902  $ 1,901,011
                                          ===========   ===========   ===========   ==========

NET INCOME PER COMMON SHARE               $     21.52   $     21.56   $     26.10   $    32.48
                                          ===========   ===========   ===========   ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  58,471        58,495        58,537       58,537
                                          ===========   ===========   ===========   ==========

                                             Quarter      Quarter      Quarter      Quarter
                                            12/31/2003   09/30/2003   06/30/2003   03/31/2003
                                            ----------   ----------   ----------   ----------
OPERATING REVENUE
  Network access fees                    $ 2,811,915   $ 2,827,073   $ 2,808,243   $ 2,706,299
  Hospital administrative fees               944,569       935,692       859,794       995,979
  Hospital administrative fees,
    related parties                        1,076,095       980,097       991,955       983,967
  Health Benefit Management fees             518,730       503,313       467,914       418,289
  Employee assistance program and other      185,820       163,917       129,155       103,873
                                         -----------   -----------   -----------   -----------
     Total operating revenue               5,537,129     5,410,092     5,257,061     5,208,407
                                         -----------   -----------   -----------   -----------

OPERATING EXPENSES
  Payroll and related expenses             2,177,048     2,113,680     2,040,929     1,890,955
  Selling, general and
    administrative expenses                1,750,627     1,633,585     1,499,520     1,428,718
                                         -----------   -----------   -----------   -----------
     Total operating expenses              3,927,675     3,747,265     3,540,449     3,319,673
                                         -----------   -----------   -----------   -----------
     Operating income                      1,609,454     1,662,827     1,716,612     1,888,734

OTHER INCOME (EXPENSE)
  Interest, net                               59,154        39,380        40,615        54,551
  Write-down of investment
    and other                               (393,614)       42,179        15,064        60,044
                                         -----------   -----------   -----------   -----------
     Total other income
       (expense), net                       (334,460)       81,559        55,679       114,595
                                         -----------   -----------   -----------   -----------
  Income from continuing operations
    before federal income taxes and
    minority interest                      1,274,994     1,744,386     1,772,291     2,003,329
  Provision for federal income taxes
    on continuing operations                 514,309       594,864       618,024       683,002
                                         -----------   -----------   -----------   -----------
  Income from continuing operations
    before minority interest                 760,685     1,149,522     1,154,267     1,320,327
MINORITY INTEREST, net of tax                (85,120)     (122,728)     (181,275)      (59,540)
                                         -----------   -----------   -----------   -----------
  Income from continuing operations
    after minority interest                  675,565     1,026,794       972,992     1,260,787
DISCONTINUED OPERATIONS
  Income (loss) from discontinuation
    of First Choice Health Plan
    operations (net of applicable
    income tax expense (benefit) of
    $136,985, $82,657, $265,486
    and ($ 96,302))                          265,914       160,453       513,713      (185,297)
                                         -----------   -----------   -----------   -----------
NET INCOME                               $   941,479   $ 1,187,247   $ 1,486,705   $ 1,075,490
                                         ===========   ===========   ===========   ===========

NET INCOME PER COMMON SHARE              $     16.08   $     20.28   $     25.40   $     18.37
                                         ===========   ===========   ===========   ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                 58,537        58,538        58,538        58,538
                                         ===========   ===========   ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control over financial reporting: In the quarter ended December 31, 2004, there has been no change in the Registrant's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Registrant's reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that
(1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.

ITEM 9B.    OTHER INFORMATION

Adoption of the 2005 LTIP

On December 16, 2004 the Company's Board of Directors adopted the First Choice Health Network 2005-2007 Long-Term Incentive Program (the "2005 LTIP"). A total of seven key executives of the Company are entitled to receive cash bonuses under the 2005 LTIP up to the following amounts at the end of a three-year cycle starting January 1, 2005:

    Executive Vice President and Chief Financial Officer    $150,000
    Vice Presidents (6 total)                                $50,000 (each)
    Total                                                   $450,000

<PAGE 34>

The amount of bonuses payable to participating executives under the 2005 LTIP will be based 20 percent on cumulative operating income of the Company for the three-year period as compared to the Company's three-year strategic plan and 80 percent on individual goals established for each executive. All goals must be achieved at a minimum 75 percent level before an individual is entitled to any payout. An employee is entitled to a pro rata payout in the event of death, disability, retirement or termination without cause based on the rate of achievement for calendar years of service completed prior to the time of the event. An employee who voluntarily resigns or is terminated for cause forfeits his or her entire award under the 2005 LTIP. A copy of the 2005 LTIP is attached to this report as Exhibit 10.13 and is incorporated herein by reference.

Election of Director

On March 3, 2005, the Company's Board of Directors elected Jeff A. Nelson to the Board to fill the vacancy created by the resignation of Thomas W. Wilbur in September 2004. Mr. Nelson, who is interim CEO of Empire Health Services, will serve as a Class B director. Class B directors represent holders of the Company's Class B common stock, which are hospital participants in the Company's preferred provider network. Mr. Nelson will stand for re-election at the Company's annual shareholders' meeting in June 2005. At the time of filing this report, there are no plans to appoint Mr. Nelson to any committee of the Company's Board of Directors.


PART III

ITEM  10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required to be included in this Item 10 concerning directors and executive officers of the Company is incorporated into this report by reference to the Company's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed within 120 days of the Company's fiscal year end December 31, 2004 (the "2005 Proxy Statement"), as set forth under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Management," "Code of Ethics," and "Meetings and Committees of the Board of Directors-Current Board Committees-Audit Committee."

ITEM  11.    EXECUTIVE COMPENSATION

Information required by this Item 11 concerning executive and director compensation is incorporated into this report by reference to the 2005 Proxy Statement, in which required information is set forth under the headings "Executive Compensation," "Compensation Committee Report," "Meetings and Committees of the Board of Directors-Current Board Committees-Compensation Committee," and "Meetings and Committees of the Board of Directors-Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 concerning the security ownership of certain beneficial owners and management is incorporated into this report by reference to the 2005 Proxy Statement, in which required information is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management."

The Company does not have any equity compensation plans.

ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 concerning certain relationships and related transactions is incorporated into this report by reference to the 2005 Proxy Statement, in which required information is set forth under the heading "Certain Relationships and Related Transactions."

ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 concerning fees paid to our independent auditors is incorporated into this report by reference to the 2005 Proxy Statement, in which required information is set forth under the heading "Matters Relating to Our Independent Auditors."

PART  IV

Item  15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)    Financial Statements.
       The financial statements and related documents listed in Item 8 of this report are filed as part of this report.

(2)    Financial Statement Schedules.
       All other schedules to the consolidated financial statements are omitted because they are not applicable or not material or because the information is included in the consolidated financial statements or related notes in Item 8 above.

(3)    Exhibits.
3.1    Copy of Registrant's Articles of Incorporation (1)

3.2    Copy of Registrant's By-Laws as amended June 26, 2003 (2)

10.1 Form of Agreement between Registrant and Physician participating in PPO. (3)

10.2 Form of Health Care Facility Service Contract between Registrant and Hospital participating in PPO. (3)

10.3   Form of Agreement between Registrant and Health Care
       Provider other than Hospitals and Physicians participating in PPO. (3)

10.4   Form of Agreement between Registrant and Third Party Administrator. (3)

10.5   Form of Agreement between Registrant and Insurance Company.(3)

10.6 Copy of Participation Agreement dated March 27, 1985, between Registrant and King County Public Hospital District No.2
       (Evergreen General Hospital).(3)

10.7 Copy of Participation Agreement dated March 26, 1985, between Registrant and Valley Medical Center. (3)

10.8 Copy of Participation Agreement dated December 19, 1991, between Registrant and Public Hospital District No.2 of Snohomish County (Stevens Memorial Hospital) and related Promissory Note in the aggregate principal amount of $566,000. (3)

10.9 Copy of Participation Agreement dated December 20, 1999 between Registrant and University of Washington Academic Medical Center, and related Promissory Note in the aggregate principal amount of $1,260,000. (4)

10.10  Copy of the Chief Executive Officer's 2003 Compensation Agreement. (5) *

10.11  Copy of the Registrant's 2003 - 2005 Long-Term Incentive Program. (6) *

10.12 Copy of the Registrant's Supplemental Executive Retirement Plan. (7) *

10.13  Copy of the Registrant's 2005 - 2007 Long-Term Incentive Program. *

14.1   Code of Conduct for Chief Executive Officer. (8)

14.2   Code of Conduct for Chief Financial Officer. (9)

14.3   Code of Conduct for Vice President, Finance.

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

(1) Filed as Exhibit 3.1 to Amendment No.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K/A").

(2)    Filed as Exhibit 3.2 to the 2003 10-K/A.

(3) Filed as an Exhibit to Registrant's Registration Statement on Form 10-SB.

(4) Filed as Exhibit 10.23 to Registrant's Current Report on Form 8-K filed on January 3, 2000.

(5) Filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 10-K").

(6)    Filed as Exhibit 10.25 to the 2002 10-K.

(7) Filed as Exhibit 10.26 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(8) Filed as Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K").

(9)    Filed as Exhibit 14.2 to the 2003 10-K.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2005.

      FIRST CHOICE HEALTH NETWORK, INC.



By:    /s/
      --------------------------------------
      KENNETH A. HAMM
      Executive Vice President and Chief Financial Officer
      (Principal Financial and Accounting Officer and Duly Authorized Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2005.

Signature                         Title
---------                         -----


/s/                               President and Chief Executive Officer
----------------------------      (Principal Executive Officer)
      GARY R. GANNAWAY

/s/                               Executive Vice President and Chief Financial Officer
----------------------------      (Principal Financial and Accounting Officer)
      KENNETH A. HAMM


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

/s/                               Director
----------------------------
      JEFF A. NELSON

/s/                               Director
----------------------------
      RICHARD H. PETERSON

/s/                               Director
----------------------------
      PAUL G. RAMSEY, M.D.

/s/                               Director
----------------------------
      RICHARD D. ROODMAN

/s/                               Director
----------------------------
      RICHARD E. RUST, M.D.

/s/                               Director
----------------------------
      GREG VAN PELT

/s/                               Director
----------------------------
      CLYDE D. WALKER

/s/                               Director
----------------------------
      MITCHELL B. WEINBERG
