Form 10-Q
period 2005-03-31
FIRST CHOICE HEALTH NETWORK INC
filed 2005-05-12
CIK 922622

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q

     [   X   ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended MARCH 31, 2005

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

              Yes   ______                     No   __X___


The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on March 31, 2005, was 446 shares and 40,600 shares, respectively.

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q

                                                                          Page
Part I      Financial Information

      Item 1   Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      at March 31, 2005 and December 31, 2004                               3

      Condensed Consolidated Statements of Income (Unaudited)
      for the Three Months Ended March 31, 2005 and 2004                    5

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended March 31, 2005 and 2004                    6

      Notes to Condensed Consolidated Financial Statements (Unaudited)      7

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               10

      Item 3   Quantitative and Qualitative Disclosures About Market Risk  14

      Item 4   Controls and Procedures                                     14


Part II     Other Information

      Item 1   Legal Proceedings                                           14

      Item 6   Exhibits                                                    15

      Signatures                                                           16

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2005 and DECEMBER 31, 2004


                                                                    March 31,    December 31,
ASSETS                                                                 2005          2004
CURRENT ASSETS:
Cash and cash equivalents                                          $ 3,880,166   $ 2,376,158
Investment securities available-for-sale, at fair value              9,770,401     9,904,175
Service fees receivable, net of allowance for doubtful
  accounts of $80,636 and $86,606                                    1,082,960     1,134,320
Service fees receivable from related parties                            40,000        31,310
Prepaid expenses                                                       477,868       478,220
Deferred tax assets                                                    250,116       186,931
Federal income tax receivable                                             -           61,304
Other current assets                                                   138,289       236,874
Receivable from subsidiary                                           2,396,000        38,090
Federal income tax receivable from subsidiary                            5,351        17,053
Current assets of discontinued operations                            2,827,564     3,128,417
                                                                   -----------   -----------
                        Total current assets                        20,868,715    17,592,852

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              5,728,104     5,537,067
Computer software                                                    1,633,215     1,582,945
                                                                   -----------   -----------
                                                                     7,361,319     7,120,012
Less accumulated depreciation                                       (6,284,735)   (6,159,001)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                     1,076,584       961,011

DEFERRED TAX ASSETS                                                  1,278,710     1,287,460

OTHER ASSETS:
Investment in One Health Port                                          147,630       201,184
Other assets                                                           263,925       236,175
Assets of discontinued operations                                      388,272       385,758
                                                                   -----------   -----------
                        Total other assets                             799,827       823,117
                                                                   -----------   -----------
TOTAL ASSETS                                                       $24,023,836   $20,664,440
                                                                   ===========   ===========

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2005 and DECEMBER 31, 2004


                                                                    March 31,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                  2005          2004
CURRENT LIABILITIES:
Accounts payable                                                   $   780,040   $   693,296
Accrued expenses                                                     2,424,444     2,371,044
Dividends payable                                                    2,396,000          -
Federal income tax payable                                             374,138          -
Current liabilities of discontinued operations                       3,049,625       368,778
                                                                   -----------   -----------
            Total current liabilities                                9,024,247     3,433,118

MINORITY INTEREST                                                       33,242       670,635

REDEEMABLE EQUITY PARTICIPATION                                      2,520,000     2,520,000

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 446 and 447 shares                               446           447
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                 40,600        40,600
Additional paid-in capital                                           4,077,732     4,080,410
Additional capital from affiliates                                   1,472,108     1,472,108
Retained earnings                                                    6,981,150     8,484,084
Accumulated other comprehensive income (loss), net of tax             (125,689)      (36,962)
                                                                   -----------   -----------
            Total shareholders' equity                              12,446,347    14,040,687
                                                                   -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $24,023,836   $20,664,440
                                                                   ===========   ===========

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                    Three Months Ended
                                                                         March 31,
                                                                     2005          2004
OPERATING REVENUE:
Network access fees                                                $ 2,939,459   $ 2,874,629
Hospital administrative fees                                           871,182       922,642
Hospital administrative fees, related parties                          891,965       982,237
Health benefit management fees                                         898,200       804,297
Other                                                                  592,255       366,022
                                                                   -----------   -----------
         Total operating revenue                                     6,193,061     5,949,827
                                                                   -----------   -----------
OPERATING EXPENSES:
Payroll and related expenses                                         3,172,672     2,533,961
Selling, general, and administrative expenses                        1,878,415     1,561,147
                                                                   -----------   -----------
         Total operating expenses                                    5,051,087     4,095,108
                                                                   -----------   -----------
         Operating income                                            1,141,974     1,854,719
                                                                   -----------   -----------
OTHER INCOME (EXPENSE):
Interest                                                               120,059        77,261
Other                                                                  (14,744)        9,225
                                                                   -----------   -----------
         Total other income                                            105,315        86,486
                                                                   -----------   -----------
Income from continuing operations before
  federal income taxes and minority interest                         1,247,289     1,941,205
Provision for federal income taxes on
  continuing operations                                                371,191       639,422
                                                                   -----------   -----------
Income from continuing operations before
  minority interest                                                    876,098     1,301,783

MINORITY INTEREST, net of tax                                           (4,242)     (149,761)
                                                                   -----------   -----------
Income from continuing operations after
  minority interest                                                    871,856     1,152,022

Discontinued operations:
  Income from discontinuation of First Choice Health Plan
    insurance operations (net of applicable income tax
    expense of $10,118 and $385,394)                                    21,210       748,989
                                                                    ----------   -----------
NET INCOME                                                         $   893,066   $ 1,901,011
                                                                   ===========   ===========
NET INCOME FROM CONTINUING OPERATIONS
  AFTER MINORITY INTEREST PER COMMON SHARE                         $     14.92    $    19.68
                                                                   ===========    ==========
NET INCOME PER COMMON SHARE                                        $     15.28    $    32.47
                                                                   ===========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                                     58,446        58,537
                                                                   ===========    ==========
DIVIDENDS PER CLASS A SHARE                                        $     34.43          -
                                                                   ===========    ==========
DIVIDENDS PER CLASS B SHARE                                        $    446.68          -
                                                                   ===========    ==========

See notes to condensed consolidated financial statements.
                                            5

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                      Three Months Ended
                                                                           March 31,
                                                                      2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                            $   871,856   $ 1,152,022
  Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
    Depreciation                                                       125,734       227,091
    Deferred income taxes, net                                         (54,435)      (54,035)
    Provision for doubtful accounts                                     (5,970)        3,678
    Minority interest                                                  (38,393)      149,761
    Write-down of investment in One Health Port                         53,554          -
  Changes in operating assets and liabilities:
    Service fees receivable                                             48,640      (148,468)
    Due from subsidiary including tax accrual                           49,792      (307,130)
    Prepaid expenses                                                       352        77,133
    Other current assets                                                98,585       135,771
    Other assets                                                       (27,750)      (28,785)
    Accounts payable                                                    86,744       (25,307)
    Accrued expenses                                                    53,400       295,477
    Federal income tax receivable/payable                              435,442       937,065
                                                                  ------------   -----------
  Net cash provided by continuing operating activities                1,697,551    2,414,273

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment, and computer software             (241,307)      (54,779)
  Purchase of investments available for sale                        (1,056,755)   (1,516,625)
  Principal paydowns and sales of investments available for sale     1,101,802       295,386
  Investment in One Health Port                                           -         (100,000)
                                                                  ------------   -----------
  Net cash used by investing activities                               (196,260)   (1,376,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Class A common stock                                    (2,679)         -
                                                                  ------------   -----------
  Net cash used by financing activities                                 (2,679)         -

CASH FLOWS FROM (TO) DISCONTINUED OPERATIONS                             5,396      (271,460)
                                                                  ------------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            1,504,008       766,795
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                  2,376,158     1,459,881
                                                                  ------------   -----------
  End of period                                                   $  3,880,166   $ 2,226,676
                                                                  ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the period for:
    Federal income taxes                                          $       -      $   115,000

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 1  PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of First Choice Health Network, Inc. (the "Company") and its subsidiary, First Choice Health Plan, Inc, ("the Plan"), the accompanying unaudited interim condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005 and December 31, 2004, and the results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. The condensed consolidated financial statements include the segregation of the discontinued operations of the insured health plan business. (See Note 4.) The results of interim operations are not necessarily indicative of operating results for the entire year.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

NOTE 2  INVESTMENTS

During the three months ended March 31, 2005, the Company purchased $1.1 million and sold $1.1 million of investments available for sale. Principal paydowns on investments in debt securities during the first three months of 2005 were $48,064. The amortized cost, unrealized gains or losses and fair values of investments in debt securities as of March 31, 2005 and December 31, 2004 are as follows:

                                                 Gross        Gross        Gross
                                   Amortized   Unrealized   Unrealized   Unrealized
                                     Cost        Gains        Losses       Losses
                                                             Less Than    More Than
                                                             12 Months    12 Months  Fair Value
                                 ---------------------------------------------------------------
March 31, 2005

   Municipal bonds              $  9,890,924       -        $(56,422)   $ (64,101)  $ 9,770,401
                                ============   ========     =========     ========  ===========
December 31, 2004
   Mortgage-backed
   adjustable rate securities   $     12,123   $     21     $(    19)     $   -     $    12,125
   Municipal bonds                 9,929,241     23,842      (61,033)         -       9,892,050
                                 -----------   --------     ---------     --------  -----------
                                $  9,941,364   $ 23,863     $(61,052)     $   -     $ 9,904,175
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

Information about profit or loss and assets of reportable segments:

                                           First Choice    Health Benefits
                                          Health Network      Management         Total
                                          --------------    --------------    -----------
Three months ended March 31, 2005:
   Revenues from external customers     $ 5,294,861        $   898,200        $ 6,193,061
   Intersegment revenue                      19,509            (19,509)              -
   Net income (loss)                      1,155,292           (279,194)           876,098
   Minority interest                                                               (4,242)
   Income from discontinued operations                                             21,210
   Consolidated net income                                                        893,066

Three months ended March 31, 2004:
   Revenues from external customers     $ 5,145,530        $   804,297        $ 5,949,827
   Intersegment revenue                      15,702            (15,702)              -
   Net income (loss)                      1,407,662           (105,879)         1,301,783
   Minority interest                                                             (149,761)
   Income from discontinued operations                                            748,989
   Consolidated net income                                                      1,901,011


NOTE 4 DISCONTINUED OPERATIONS

As the Plan's business model shifted from capitated contracts to fee for service contract arrangements over the past three (3) years, management and the Board of Directors have reevaluated the strategic importance of the Plan. As a result, the Plan's existing commercial insured business is being wound down in an orderly manner with the non-renewal of all commercial business during 2003 and the run-out of outstanding claim liabilities through 2005.

The discontinuance of the Plan's operation is accounted for pursuant to SFAS 60, Accounting and Reporting by Insurance Enterprises. This statement requires recording a liability for all costs expected to be incurred in connection with the settlement of unpaid claims to be accrued when the liability for unpaid claims is incurred.

At the Balance Sheet date the following assets included in the condensed consolidated balance sheet apply to the discontinued operations of the Plan:

            Assets                                     March 31, 2005    December 31, 2004
Cash and cash equivalents                               $  2,205,192         $  2,503,998
Investment securities available for sale                     620,023              622,058
Prepaid expenses and other receivables                         2,349                  738
Deferred tax asset                                             1,321                1,623
Restricted indemnity cash and investments                    386,951              385,758
                                                         -----------          -----------
            Total assets                                $  3,215,836         $  3,514,175
                                                         ===========          ===========
            Liabilities
Accrued expenses                                        $     45,775         $    125,105
Dividends payable to minority interest shareholders          599,000                 -
Reserve for unpaid loss and loss adjustment expenses           3,499              188,530
Federal income tax expense payable to parent                   5,351               17,053
Amount due to parent                                       2,396,000               38,090
                                                         -----------          -----------
            Total liabilities                           $  3,049,625         $    368,778
                                                         ===========          ===========

The following amounts, representing revenue and income and loss from discontinued operations, are included in the condensed consolidated statement of income for the three months ended March 31, 2005 and 2004:

            Operations
                                                               For the Three Months
                                                                   Ended March 31,
                                                                  2005          2004
Operating revenue                                            $       -     $     26,353
Income (loss) on discontinued operations
  before federal income tax                                        31,328     1,134,383
Income (loss) on discontinued operations
  after federal income tax                                         21,210       748,989
Net income (loss) from discontinued
  operations per common share                                         .36         12.80

NOTE 5 EARNINGS PER SHARE

Net income per common share (Class A and B) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, including 41,046 and 41,137 shares for the three months ended March 31, 2005 and 2004, respectively, and 17,400 shares for district hospitals applicable to affiliate common share equivalents for each period. District hospitals are not shareholders of the Company, but have contractual agreements with the Company that provide for certain rights and obligations equivalent, but not identical, to those of Class B shareholders, including liquidation and dividend rights. The capital contributions of the non-shareholders are recorded as additional capital from affiliates. These contractual agreements are considered to be common share equivalents for purposes of calculating net income per common share.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

First Choice Health Network, Inc. ("the Company"), is a physician and hospital owned company offering a preferred provider organization ("PPO") and health benefits management services ("HBM") to large self-funded plan sponsors. Until year end 2003, the Company also offered insured health plan products through a subsidiary, First Choice Health Plan, Inc. ("the Plan"). The Plan no longer provides insurance services as of January 1, 2004 and is reported as discontinued operations in the financial statements.

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

The HBM segment offers benefits management and administration services to self-funded employers and insurance carriers. The HBM membership was 23,488 at March 31, 2005 compared to 21,570 at December 31, 2004. With certain well defined exceptions, these self-funded benefits administration services will not be offered to potential clients that currently obtain such services from benefit administrators that access the Company's PPO products. The HBM revenues consist primarily of fees paid to administer health benefit plans, flexible spending accounts and various forms of consumer directed health plans such as health savings accounts and health reimbursement accounts.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2004

The following table summarizes operating revenues for the quarters ended March 31, 2005 and 2004:
(in millions)                              Three Months Ended
                                               March 31,
                                            2005        2004
                                            ----        ----
Network access fees                         $2.9        $2.9
Hospital administrative fees                 1.8         1.9
Health benefit management fees                .9          .8
Other                                         .6          .3
                                            ----        ----
   Total operating revenues                 $6.2        $5.9

Operating revenue, net of discontinued operations, increased $.3 million (5.1%) from 2004 to 2005. The increase in 2005 resulted principally from an increase of $.3 million from EAP and medical management revenue.

The following table summarizes operating expenses for the quarters ended March 31, 2005 and 2004:
(in millions)                              Three Months Ended
                                               March 31,
                                            2005        2004
                                            ----        ----
Payroll and related expenses                $3.2        $2.5
Selling, general and administrative          1.9         1.6
                                            ----        ----
   Total operating expenses                 $5.1        $4.1

Payroll and related expenses of the ongoing business segments increased $.7 million (28.0%) from 2004 to 2005. The increase resulted primarily from the redirection of costs from the insured business to the HBM business and additional staffing to support increased medical management activities. Selling, general and administrative expenses of the ongoing business segments increased $.3 million (18.8%) from 2004 to 2005 resulting primarily due to additional costs associated with equipment leasing and license fees.

The Plan's net income as shown on the discontinued operations line on the condensed consolidated statements of income for the three months ended March 31, 2005 and 2004 is $21,210 and $748,989, respectively. The decrease is due to the final runout of the activity of the Plan being nearly complete.

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

As indicated on the Company's Condensed Consolidated Balance Sheet at
March 31, 2005, the Company had cash and cash equivalents of approximately
$3.9 million compared to approximately $2.4 million at December 31, 2004.
The Company anticipates that the revenue generated by operations, cash and cash equivalents and investment securities available for sale as of March 31, 2005 will be sufficient to meet its cash requirements throughout 2005.

Following are explanations of significant balance sheet account fluctuations:

Cash and cash equivalents increased $1.5 million from $2.4 million at December 31, 2004 to $3.9 million at March 31, 2005 due to operating cash flow. The receivable from subsidiary increased from $38,090 at December 31, 2004 to $2.4 million at March 31, 2005 due to the declaration of a dividend by the Plan during the quarter. Dividends payable increased from $0 at December 31, 2004 to $2.4 million at March 31, 2005 resulting from the Company declaring a dividend to its shareholders equivalent to the dividend receivable from the Plan. Federal income tax payable increased from $0 at December 31, 2004 to $.4 million at March 31, 2005. This increase is due to the timing of estimated federal income tax payments. Other balance sheet account fluctuations primarily result from normal payment and collection timing differences.

Current assets of discontinued operations decreased by $.3 million from $3.1 million at December 31, 2004 to $2.8 million at March 31, 2005 due to the orderly exit from the health insurance business and the resulting ongoing payment of claims run out. Current liabilities of discontinued operations has increased $2.6 million from $.4 million at December 31, 2004 to $3.0 million at March 31, 2005. This increase is primarily due to the declaration of the $3.0 million dividend offset by the reduction in the estimated future claim run-out liability.

DIVIDENDS

The balance sheet presents all assets and liabilities of the health plan legal entity as discontinued. As a result of its exit from the capital intensive health insurance business, the Company requested and received regulatory approval to distribute as dividends a significant portion of its assets in 2004. As a result, the Company paid $6.4 million in dividends to shareholders in 2004. Of this amount, $5.2 million was the result of a nonrecurring special dividend representing the Company's proceeds from the redemption of the Plan's preferred stock and the Plan's $2.7 million dividend on its common stock. The remaining $1.2 million dividend was paid from the Company's operating cash flows.

During 2005 the Plan requested regulatory approval to dissolve the Plan and Distribute any remaining assets as dividends. On January 27, 2005, the Company declared a special dividend of $2.4 million to distribute its share of these non-recurring cash flows to its shareholders. The $2.4 million was distributed in April 2005 as $446.68 per share to Class A shareholders and $199,666.67 to each Class B shareholder and non-shareholder hospital that have equivalent rights.

In the future, the Company expects to pay annual dividends from available positive cash flow from continuing operations. Amounts distributed in 2004 and the first quarter of 2005 in connection with exiting the health insurance industry are not indicative of the amount of future dividends, which is dependent on cash flow from continuing operations.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a result of the request for regulatory approval to dissolve the Plan and the declaration of dividends of $3.0 million on January 27, 2005, the Company's 80% ownership in the Plan was written down at March 31, 2005 to $132,969.

The reserve for unpaid claims and claims adjustment expenses in discontinued operations of the Plan represents reported and unreported claims which have been incurred but have not been paid at the date of the financial statements. The reserve for unreported claims is determined actuarially using prior experience and the nature of current health insurance contracts and volume. Included in the liability is an estimate of the future expenses necessary to settle claims. Due to the uncertainties inherent in the estimation process, actual costs may differ from the estimated amounts in the near term, and these differences may be significant. As a result of decreasing membership in the Plan, management has increased the level of conservatism in the estimate due to increased risk associated with potential claim volatility resulting from a lower membership base.

A valuation allowance was established in 1997 for the tax benefit of net Operating losses (NOLs) of the Plan which is being reported as discontinued operations. Because the operation of the Plan is being discontinued, future income will not be available to utilize the NOLs. Upon the ultimate liquidation and dissolution of the Plan, these NOLs may be potentially utilized by the Company. Because the timing and ultimate realization of these NOLs is uncertain, they are fully reserved.

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

Item 4     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Executive Vice President and Chief Financial Officer and several other members of the registrant's senior management as of the end of the period covered by this report. Based on that evaluation, the Registrant's Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Executive Vice President and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC").

(b) Changes in Internal Control over financial reporting: In the quarter ended March 31, 2005, there has been no change in the Registrant's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Part II     Other Information

   Item 1     Legal Proceedings

     In the normal course of business, the Company may encounter claims, assessments, and litigation brought against the Company. If and when these situations arise, the Company assesses the situation and accrues for financial exposure, if appropriate. As of March 31, 2005, the Company is not aware of any such material situations.

   Item 6     Exhibits
The following exhibits are furnished with this report:

31.1 Certification pursuant to Rule 13a-14(a) for Gary R. Gannaway, Chief Executive Officer.

31.2 Certification pursuant to Rule 13a-14(a) for Kenneth A. Hamm, Executive Vice President and Chief Financial Officer.

32.1   Section 1350 Certification for Gary R. Gannaway, Chief Executive
       Officer.

32.2 Section 1350 Certification for Kenneth A. Hamm, Executive Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May, 2005.

       FIRST CHOICE HEALTH NETWORK, INC.



By:    /s/
      --------------------------------------
      KENNETH A. HAMM
      Executive Vice President and Chief Financial Officer
      (Principal Financial and Accounting Officer and Duly Authorized Officer)