Form 10-Q
period 2005-06-30
FIRST CHOICE HEALTH NETWORK INC
filed 2005-08-19
CIK 922622

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q

     [   X   ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended JUNE 30, 2005

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

              Yes   ______                     No   __X___


The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on June 30, 2005, was 428 shares and 40,600 shares, respectively.

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q

                                                                          Page
Part I      Financial Information

      Item 1   Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      at June 30, 2005 and December 31, 2004                                3

      Condensed Consolidated Statements of Income (Unaudited)
      for the Three Months and Six Months Ended June 30, 2005 and 2004      5

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended June 30, 2005 and 2004                       6

      Notes to Condensed Consolidated Financial Statements (Unaudited)      7

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               11

      Item 3   Quantitative and Qualitative Disclosures About Market Risk  15

      Item 4   Controls and Procedures                                     15


Part II     Other Information

      Item 1   Legal Proceedings                                           16

      Item 2   Unregistered Sales of Equity Securities and Use
                  of Proceeds                                              16

   Item 4   Submission of Matters to a Vote of Securities Holders       17

      Item 6   Exhibits                                                    17

      Signatures                                                           17

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2005 and DECEMBER 31, 2004


                                                                     June 30,    December 31,
ASSETS                                                                 2005          2004
CURRENT ASSETS:
Cash and cash equivalents                                          $ 4,496,274   $ 2,376,158
Investment securities available-for-sale, at fair value             10,263,310     9,904,175
Service fees receivable, net of allowance for doubtful
  accounts of $81,787 and $86,606                                    1,078,777     1,134,320
Service fees receivable from related parties                           119,280        31,310
Prepaid expenses                                                       392,498       478,220
Deferred tax assets                                                    252,843       186,931
Federal income tax receivable                                             -           61,304
Other current assets                                                   152,323       236,874
Receivable from subsidiary                                             196,254        38,090
Federal income tax receivable from subsidiary                            5,255        17,053
Current assets of discontinued operations                               38,138     3,128,417
                                                                   -----------   -----------
                        Total current assets                        16,994,952    17,592,852

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              5,876,620     5,537,067
Computer software                                                    1,723,844     1,582,945
                                                                   -----------   -----------
                                                                     7,600,464     7,120,012
Less accumulated depreciation                                       (6,418,617)   (6,159,001)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                     1,181,847       961,011

DEFERRED TAX ASSETS                                                  1,319,455     1,287,460

OTHER ASSETS:
Investment in One Health Port                                          112,995       201,184
Other assets                                                           302,398       236,175
Assets of discontinued operations                                      389,921       385,758
                                                                   -----------   -----------
                        Total other assets                             805,314       823,117
                                                                   -----------   -----------
TOTAL ASSETS                                                       $20,301,568   $20,664,440
                                                                   ===========   ===========

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2005 and DECEMBER 31, 2004


                                                                    June 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                  2005          2004
CURRENT LIABILITIES:
Accounts payable                                                   $   765,571   $   693,296
Accrued expenses                                                     2,899,420     2,371,044
Federal income tax payable                                             455,349          -
Current liabilities of discontinued operations                         244,415       368,778
                                                                   -----------   -----------
            Total current liabilities                                4,364,755     3,433,118

MINORITY INTEREST                                                       36,729       670,635

REDEEMABLE EQUITY PARTICIPATION                                      2,520,000     2,520,000

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 428 and 447 shares                               428           447
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                 40,600        40,600
Additional paid-in capital                                           4,022,184     4,080,410
Additional capital from affiliates                                   1,472,108     1,472,108
Retained earnings                                                    7,864,143     8,484,084
Accumulated other comprehensive loss, net of tax                       (19,379)      (36,962)
                                                                   -----------   -----------
            Total shareholders' equity                              13,380,084    14,040,687
                                                                   -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $20,301,568   $20,664,440
                                                                   ===========   ===========

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                 Three Months Ended          Six Months Ended
                                                                      June 30,                   June 30,
                                                                  2005          2004           2005         2004
OPERATING REVENUE:
Network access fees                                          $ 2,856,339   $ 2,864,383    $ 5,795,798   $ 5,739,012
Hospital administrative fees                                     889,270       931,069      1,760,452     1,853,711
Hospital administrative fees, related parties                    889,587     1,015,859      1,781,552     1,998,096
Health benefit management fees                                   942,642       793,709      1,840,842     1,598,006
Other                                                            618,681       364,597      1,210,936       730,619
                                                             -----------   -----------    -----------   -----------
         Total operating revenue                               6,196,519     5,969,617     12,389,580    11,919,444
                                                             -----------   -----------    -----------   -----------
OPERATING EXPENSES:
Payroll and related expenses                                   3,248,709     2,529,361      6,421,381     5,063,322
Selling, general, and administrative expenses                  1,730,676     1,580,346      3,609,091     3,141,491
                                                             -----------   -----------    -----------   -----------
         Total operating expenses                              4,979,385     4,109,707     10,030,472     8,204,815
                                                             -----------   -----------    -----------   -----------
         Operating income                                      1,217,134     1,859,910      2,359,108     3,714,629
                                                             -----------   -----------    -----------   -----------
OTHER INCOME:
Interest                                                         121,370        87,783        241,429       165,044
Other                                                            (34,635)      (36,593)       (49,379)      (27,368)
                                                             -----------   -----------    -----------   -----------
         Total other income                                       86,735        51,190        192,050       137,676
                                                             -----------   -----------    -----------   -----------
Income from continuing operations before
  federal income taxes and minority interest                   1,303,869     1,911,100      2,551,158     3,852,305
Provision for federal income taxes on
  continuing operations                                          417,836       633,539        789,027     1,272,961
                                                             -----------   -----------    -----------   -----------
Income from continuing operations before
  minority interest                                              886,033     1,277,561      1,762,131     2,579,344

MINORITY INTEREST, net of tax                                     (3,486)      (37,808)        (7,728)     (187,569)
                                                             -----------   -----------    -----------   -----------
Income from continuing operations after
  minority interest                                              882,547     1,239,753      1,754,403     2,391,775

Discontinued operations:
  Income from discontinuation of First
    Choice Health Plan Insurance operations
    (net of applicable income tax expense
    of $146,737, $265,486, $532,131 and $169,184)                    446       288,149         21,656     1,037,138
                                                              ----------   -----------    -----------   -----------
NET INCOME                                                   $   882,993   $ 1,527,902    $ 1,776,059   $ 3,428,913
                                                             ===========   ===========    ===========   ===========

NET INCOME FROM CONTINUING OPERATIONS
  AFTER MINORITY INTEREST PER CLASS A COMMON SHARE           $    168.30   $    192.39    $    331.52   $    371.16
NET INCOME FROM CONTINUING OPERATIONS
  AFTER MINORITY INTEREST PER CLASS B COMMON SHARE           $     13.95   $     19.59    $     27.73   $     37.80
NET INCOME FROM CONTINUING OPERATIONS
  AFTER MINORITY INTEREST PER DILUTED CLASS B COMMON SHARE   $     12.68   $     17.81    $     25.21   $     34.36

NET INCOME PER CLASS A COMMON SHARE                          $    170.30   $    237.10    $    335.61   $    532.11
NET INCOME PER CLASS B COMMON SHARE                          $     14.11   $     24.15    $     28.07   $     54.19
NET INCOME PER DILUTED CLASS B COMMON SHARE                  $     12.83   $     21.95    $     25.52   $     49.27

WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING                          437           537            441           537
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING                       58,000        58,000         58,000        58,000
WEIGHTED AVERAGE CLASS B DILUTED SHARES OUTSTANDING               63,800        63,800         63,800        63,800

DIVIDENDS PER CLASS A COMMON SHARE                           $      -      $      -       $    446.68   $      -
DIVIDENDS PER CLASS B COMMON SHARE                           $      -      $      -       $     37.87   $      -
DIVIDENDS PER DILUTED CLASS B COMMON SHARE                   $      -      $      -       $     34.43   $      -

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                       Six Months Ended
                                                                             June 30,
                                                                      2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                            $ 1,754,403   $ 2,391,775
  Adjustments to reconcile net income to net cash
  provided by continuing operating activities:
    Depreciation                                                       259,616       440,054
    Deferred income taxes, net                                         (97,907)     (127,166)
    Provision for doubtful accounts                                     (4,819)       47,733
    Minority interest                                                  (34,906)      187,569
    Interest in earnings of One Health Port                             88,189        40,800
  Changes in operating assets and liabilities:
    Service fees receivable                                            (27,608)      (45,569)
    Due from subsidiary including tax accrual                         (146,366)        5,658
    Prepaid expenses                                                    85,722        71,630
    Other current assets                                                84,551       245,356
    Other assets                                                       (66,223)      (52,428)
    Accounts payable                                                    72,275       (81,881)
    Accrued expenses                                                   528,376       (94,963)
    Federal income tax payable                                         516,653       (36,170)
                                                                  ------------   -----------
  Net cash provided by continuing operating activities               3,011,956     2,992,398

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment, and computer software             (480,452)     (287,080)
  Purchase of investments available for sale                        (1,835,795)   (2,390,945)
  Principal paydowns and sales of investments available for sale     1,494,243       776,093
  Investment in One Health Port                                           -         (100,000)
                                                                  ------------   -----------
  Net cash used by investing activities                               (822,004)   (2,001,932)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repurchase of Class A common stock                                   (58,245)         -
  Dividends paid                                                    (2,396,000)         -
  Payments to minority interest                                           -         (440,450)
                                                                  ------------   -----------
  Net cash used by financing activities                             (2,454,245)     (440,450)

CASH FLOWS FROM (TO) DISCONTINUED OPERATIONS                         2,384,409       (28,529)
                                                                  ------------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            2,120,116       521,487
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                  2,376,158     1,459,881
                                                                  ------------   -----------
  End of period                                                   $  4,496,274   $ 1,981,368
                                                                  ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the period for:
    Federal income taxes                                          $    380,000   $ 1,936,408

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

NOTE 1  PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of First Choice Health Network, Inc.(the "Company") and its subsidiary, First Choice Health Plan, Inc. (the "Plan"), the accompanying unaudited interim condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005, and the results of operations for the three months and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The interim condensed consolidated financial statements include the segregation of the discontinued operations of the insured health plan business. (See Note 4.) The results of interim operations are not necessarily indicative of operating results for the entire year.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

NOTE 2  INVESTMENTS

During the six months ended June 30, 2005, the Company purchased $1.8 million and sold $1.5 million of investments available for sale. Principal paydowns on investments in debt securities during the first six months of 2005 were $10,968. The amortized cost, unrealized gains or losses and fair values of investments in debt securities as of June 30, 2005 and December 31, 2004 are as follows:

                                                 Gross        Gross        Gross
                                   Amortized   Unrealized   Unrealized   Unrealized
                                     Cost        Gains        Losses       Losses
                                                             Less Than    More Than
                                                             12 Months    12 Months  Fair Value
                                 ---------------------------------------------------------------
June 30, 2005
   Municipal bonds              $ 10,294,510   $ 62,313     $(31,716)    $(61,797)   $10,263,310
                                ============   ========     =========    =========   ===========
December 31, 2004
   Mortgage-backed
   adjustable rate securities   $     12,123   $     21     $(    19)    $   -       $    12,125
   Municipal bonds                 9,929,241     23,842      (61,033)        -         9,892,050
                                 -----------   --------     ---------    ---------   -----------
                                $  9,941,364   $ 23,863     $(61,052)    $   -       $ 9,904,175
                                ============   ========     =========    =========   ===========

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

Information about profit or loss of reportable segments:

                                           First Choice    Health Benefits
                                          Health Network      Management         Total
                                          --------------    --------------    -----------
Three months ended June 30, 2005:
   Revenues from external customers     $ 5,253,877        $   942,642        $ 6,196,519
   Intersegment revenue (expense)            19,298            (19,298)              -
   Net income (loss)                      1,046,900           (160,866)           886,033
   Minority interest                                                               (3,486)
   Income from discontinued operations                                                446
   Consolidated net income                                                        882,993

Three months ended June 30, 2004:
   Revenues from external customers     $ 5,175,908        $   793,709        $ 5,969,617
   Intersegment revenue (expense)            15,926            (15,926)              -
   Net income (loss)                      1,471,317           (193,756)         1,277,561
   Minority interest                                                             ( 37,808)
   Income from discontinued operations                                            288,149
   Consolidated net income                                                      1,527,902

                                           First Choice    Health Benefits
                                          Health Network      Management         Total
                                          --------------    --------------    -----------

Six months ended June 30, 2005:
   Revenues from external customers     $10,548,738        $ 1,840,842        $12,389,580
   Intersegment revenue (expense)            38,807            (38,807)              -
   Net income (loss)                      2,119,105           (356,973)         1,762,131
   Minority interest                                                               (7,728)
   Income from discontinued operations                                             21,656
   Consolidated net income                                                      1,776,059

Six months ended June 30, 2004:
   Revenues from external customers     $10,321,438        $ 1,598,006        $11,919,444
   Intersegment revenue (expense)            31,628            (31,628)              -
   Net income (loss)                      2,878,979           (299,635)         2,579,344
   Minority interest                                                             (187,569)
   Income from discontinued operations                                          1,037,138
   Consolidated net income                                                      3,428,913



NOTE 4 DISCONTINUED OPERATIONS

As the Plan's business model shifted from capitated contracts to fee for service contract arrangements over the past three years, management and the Board of Directors reevaluated the strategic importance of the Plan. As a result, the Plan's existing commercial insured business was wound down in an orderly manner with the non-renewal of all commercial business during 2003 and the run-out of outstanding claim liabilities through 2005.

The discontinuance of the Plan's operation is accounted for pursuant to SFAS 60, Accounting and Reporting by Insurance Enterprises. This statement requires recording a liability for all costs expected to be incurred in connection with the settlement of unpaid claims to be accrued when the liability for unpaid claims is incurred.

At the Balance Sheet date the following assets included in the condensed consolidated balance sheet apply to the discontinued operations of the Plan:

            Assets                                      June 30, 2005    December 31, 2004
Cash and cash equivalents                               $     38,138         $  2,503,998
Investment securities available for sale                        -                 622,058
Prepaid expenses and other receivables                          -                     738
Deferred tax asset                                             1,195                1,623
Restricted indemnity cash and investments                    388,726              385,758
                                                         -----------          -----------
            Total assets                                $    428,059         $  3,514,175
                                                         ===========          ===========

            Liabilities                                  June 30, 2005    December 31, 2004
Accrued expenses                                        $     42,906         $    125,105
Reserve for unpaid loss and loss adjustment expenses            -                 188,530
Federal income tax expense payable to parent                   5,255               17,053
Amount due to parent                                         196,254               38,090
                                                         -----------          -----------
            Total liabilities                           $    244,415         $    368,778
                                                         ===========          ===========

The following amounts, representing revenue and income from discontinued operations, are included in the condensed consolidated statement of income for the three months and six months ended June 30, 2005 and 2004:

            Operations
                                                         For the Three Months         For the Six Months
                                                            Ended June 30,              Ended June 30,
                                                          2005          2004          2005          2004
Operating revenue                                    $      -     $    42,935      $      -     $    69,288
Income from discontinued operations
  before federal income tax                                  476      434,886           31,804    1,569,269
Income from discontinued operations
  after federal income tax                                   446      288,149           21,656    1,037,138
Net income from discontinued
  operations per Class A common share                        .09        44.72             4.09       160.95
Net income from discontinued
  operations per Class B common share                        .01         4.55              .34        16.39
Net income from discontinued
  operations per diluted Class B common share                .01         4.14              .31        14.90

NOTE 5 EARNINGS PER SHARE

Net income per Class A common share is computed by dividing income available to Class A common shareholders by the weighted average number of Class A common shares outstanding during the period, including 437 and 441 Class A shares for the three months and six months ended June 30, 2005, respectively and 537 Class A shares for the three months and six months ended June 30, 2004. Net income per Class B common share is computed by dividing income available to Class B common shareholders by the weighted average number of Class B common shares and Class B common share equivalents outstanding during the period, including 40,600 Class B shares for the three months and six months ended June 30, 2005 and 2004 and 17,400 Class B common share equivalents for the three months and six months ended June 30, 2005 and 2004. Class B common share equivalents are owned by district hospitals which are not shareholders of the Company, but have contractual agreements with the Company that provide for certain rights and obligations equivalent, but not identical, to those of Class B shareholders, including liquidation and dividend rights. The capital contributions of the non-shareholders are recorded as additional capital from affiliates. These contractual agreements are considered to be common share equivalents for purposes of calculating net income per Class B common share. Net income per diluted Class B common share is computed by dividing income available to Class B common shareholders by the weighted average number of Class B common shares, common share equivalents and redeemable equity common share equivalents outstanding during the period. The Class B redeemable equity common share equivalents outstanding during the period were 5800 shares for the three months and six months ended June 30, 2005 and 2004. Class B redeemable equity common share equivalents are owned by a public hospital which is not a shareholder of the Company, but has a contractual agreement with the Company that provides for certain rights and obligations equivalent, but not identical, to those of Class B shareholders, including liquidation and dividend rights. The capital contributions of this non-shareholder are recorded as redeemable equity participation.


NOTE 6 CONTINGENCIES

An audit of the Company's 2003 federal income tax return by the Internal Revenue Service is currently in process. The results of the audit are yet to be finalized and the outcome is uncertain at this time.

The State of Washington Office of Insurance Commissioner recently completed a financial examination of the Plan for the period January 1, 1999 through December 31, 2003. A draft report of the examination has been issued to the Plan and is currently being reviewed by management. Management does not expect there will be a material adjustment to its financial statements as a result of the examination.


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

The HBM segment offers benefits management and administration services to self-funded employers and insurance carriers. The HBM membership was 25,295 at June 30, 2005 compared to 21,570 at December 31, 2004. With certain well defined exceptions, these self-funded benefits administration services will not be offered to potential clients that currently obtain such services from benefit administrators that access the Company's PPO products. The HBM revenues consist primarily of fees paid to administer health benefit plans, flexible spending accounts and various forms of consumer directed health plans such as health savings accounts and health reimbursement accounts.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED
JUNE 30, 2004

The following table summarizes operating revenues for the three months ended June 30, 2005 and 2004:
(in millions)                              Three Months Ended
                                               June 30,
                                            2005        2004
                                            ----        ----
Network access fees                         $2.9        $2.9
Hospital administrative fees                 1.8         1.9
Health benefit management fees                .9          .8
Other                                         .6          .4
                                            ----        ----
Total operating revenues                    $6.2        $6.0

Operating revenue, net of discontinued operations, increased $.2 million (3.3%) from 2004 to 2005. The increase in 2005 resulted principally from an increase of $.2 million from EAP and medical management revenue.

The following table summarizes operating expenses for the three months ended June 30, 2005 and 2004:
(in millions)                              Three Months Ended
                                                June 30,
                                            2005        2004
                                            ----        ----
Payroll and related expenses                $3.3        $2.5
Selling, general and administrative          1.7         1.6
                                            ----        ----
   Total operating expenses                 $5.0        $4.1

Payroll and related expenses of the ongoing business segments increased $.8 million (32.0%) from 2004 to 2005. The increase resulted primarily from the redirection of costs from the insured business to the HBM business and additional staffing to support increased medical management activities. Selling, general and administrative expenses of the ongoing business segments remained relatively constant with an increase of $.1 million (6.3%) from 2004 to 2005.

The Plan's net income as shown on the discontinued operations line on the condensed consolidated statements of income for the three months ended
June 30, 2005 and 2004 is $446 and $288,149, respectively. The decrease is due to the final runout of the activity of the Plan being nearly complete.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED
JUNE 30, 2004

The following table summarizes operating revenues for the six months ended June 30, 2005 and 2004:
(in millions)                               Six Months Ended
                                               June 30,
                                            2005        2004
                                            ----        ----
Network access fees                        $ 5.8       $ 5.7
Hospital administrative fees                 3.6         3.9
Health benefit management fees               1.8         1.6
Other                                        1.2          .7
                                            ----        ----
   Total operating revenues                $12.4       $11.9

Operating revenue, net of discontinued operations, increased $.5 million (4.2%) from 2004 to 2005. The increase in 2005 resulted principally from an increase of $.5 million from EAP and medical management revenue.

The following table summarizes operating expenses for the six months ended June 30, 2005 and 2004:
(in millions)                               Six Months Ended
                                                June 30,
                                             2005        2004
                                            -----        ----
Payroll and related expenses                $ 6.4        $5.1
Selling, general and administrative           3.6         3.1
                                            -----        ----
   Total operating expenses                 $10.0        $8.2

Payroll and related expenses of the ongoing business segments increased $1.3 million (25.5%) from 2004 to 2005. The increase resulted primarily from the redirection of costs from the insured business to the new HBM business and additional staffing to support increased medical management activities. Selling, general and administrative expenses of the ongoing business segments increased $.5 million (16.1%) from 2004 to 2005. This increase is primarily due to transaction costs incurred based on increased volumes of claims being received electronically. Also contributing to the increase are additional costs associated with equipment leasing and license fees, supplies and directors fees.

The Plan's net income and loss as shown on the discontinued operations line on the condensed consolidated statements of income for the six months ended
June 30, 2005 and 2004 is $21,656 and $1,037,138, respectively. The decrease is due to the final runout of the activity of the Plan being nearly complete.

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

As indicated on the Company's Condensed Consolidated Balance Sheet at
June 30, 2005, the Company had cash and cash equivalents of approximately
$4.5 million compared to approximately $2.4 million at December 31, 2004.
The Company anticipates that the revenue generated by operations, cash and cash equivalents and investment securities available for sale as of June 30, 2005 will be sufficient to meet its cash requirements throughout 2005.

Cash and cash equivalents increased $2.1 million from $2.4 million at December 31, 2004 to $4.5 million at June 30, 2005 due to operating cash flow. Federal income tax payable increased from $0 at December 31, 2004 to $.5 million at June 30, 2005. This increase is due to the timing of estimated federal income tax payments. Accrued expenses increased $.5 million from $2.4 million at December 31, 2004 to $2.9 million at June 30, 2005 primarily resulting from timing differences on payroll related accruals. Other balance sheet account fluctuations primarily result from normal payment and collection timing differences.

Current assets of discontinued operations decreased by $3.1 million from $3.1 million at December 31, 2004 to $38,138 at June 30, 2005 due to the payment of $3.0 million in dividends to the Plan's shareholders.

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

In the future, the Company expects to pay annual dividends from available positive cash flow from continuing operations. Amounts distributed in 2004 and the first two quarters of 2005 in connection with exiting the health insurance industry are not indicative of the amount of future dividends, which is dependent on cash flow from continuing operations.

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


Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below represents the balances of the Company's investment securities that are subject to interest rate risk as of June 30, 2005. The investment securities consist solely of municipal bonds with varying maturity dates. Repayment of these bonds can accelerate significantly as interest rates decrease and negatively impact the expected return on the investment. Conversely, as interest rates increase, the bonds will likely not pay until maturity reducing the Company's ability to invest its assets at current market interest rates without taking losses on its current investment portfolio. The expected maturities identified in the table below are based upon the stated maturity date of the bond. In the event of changes in interest rates, prepayments of the bonds could cause significant variations from the maturities presented in the table.

                       Average     Expected Maturity Date
                        Yield    2006      2009     Thereafter    Total      Fair Value
Municipal bonds         4.4%   $150,086  $501,250   $9,643,174  $10,294,510  $10,263,310

Item 4     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the registrant's senior management as of the end of the period covered by this report. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC").

(b) Changes in Internal Control over financial reporting: In the six months ended June 30, 2005, there has been no change in the Registrant's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
                                            15

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


Part II     Other Information

   Item 1     Legal Proceedings

     In the normal course of business, the Company may encounter claims, assessments, and litigation brought against the Company. If and when these situations arise, the Company assesses the situation and accrues for financial exposure, if appropriate. As of June 30, 2005, the Company is not aware of any such material situations.

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
       Period           Purchased     Paid Per Share   Programs        Programs

      April 1, 2005
       through
       April 30, 2005       17          $ 3,087          (1)             N/A

      June 1, 2005
       through
       June 30, 2005         2          $ 3,087          (1)             N/A

(1) Shares of Class A Common Stock were repurchased from shareholders no longer meeting eligibility standards for ownership of such shares. These shareholders were advised by the Company of their ineligibility and the terms of repurchase of their shares individually.

   Item 4     Submission of Matters to a Vote of Securities Holders

   The Company held its 2005 annual meeting of shareholders on June 23, 2005. The following directors were elected at the annual meeting:

                                                    For              Withheld
              Gerald A. Cufley, M.D.              40,820                   6
              Scott F. Kronlund, M.D.             40,821                   5
              Mitchell B. Weinberg, M.D.          40,821                   5
              Richard D. Roodman                  40,818                   8
              Greg C. Van Pelt                    40,816                  10
              Paul M. Elliott                     40,825                   1
              Jeff A. Nelson                      40,819                   7
              Erica V. Peavy, M.D.                40,820                   6


   Item 6     Exhibits
The following exhibits are furnished with this report:

31.1 Certification pursuant to Rule 13a-14(a) for Gary R. Gannaway, Chief Executive Officer.

31.2 Certification pursuant to Rule 13a-14(a) for Stacy A. Kessel, Chief Financial Officer.

32.1   Section 1350 Certification for Gary R. Gannaway, Chief Executive
       Officer.

32.2   Section 1350 Certification for Stacy A. Kessel, Chief Financial Officer.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of August, 2005.

       FIRST CHOICE HEALTH NETWORK, INC.



By:    /s/ Stacy A. Kessel
      --------------------------------------
      STACY A. KESSEL
      Chief Financial Officer
      (Principal Financial and Accounting Officer and Duly Authorized Officer)










                                            17
??

??

??

??