Form 10-Q
period 2005-09-30
FIRST CHOICE HEALTH NETWORK INC
filed 2005-11-22
CIK 922622

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q

     [   X   ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended SEPTEMBER 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   __X___                     No   ______

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

              Yes   ______                     No   __X___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

              Yes   ______                     No   __X___

The aggregate number of Registrant's shares of Class A Common Stock and Class B Common Stock outstanding on September 30, 2005, was 429 shares and 40,600 shares, respectively.

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q

                                                                          Page
Part I      Financial Information

      Item 1   Financial Statements

      Condensed Consolidated Balance Sheets at September 30, 2005
      (Unaudited)and December 31, 2004                                      3

      Condensed Consolidated Statements of Income (Unaudited)
      for the Three Months and Nine Months Ended September 30,
      2005 and 2004                                                         5

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Nine Months Ended September 30, 2005 and 2004                 6

      Notes to Condensed Consolidated Financial Statements (Unaudited)      7

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               11

      Item 3   Quantitative and Qualitative Disclosures About Market Risk  15

      Item 4   Controls and Procedures                                     16


Part II     Other Information

      Item 1   Legal Proceedings                                           16

      Item 6   Exhibits                                                    17

      Signatures                                                           17

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 (UNAUDITED) and DECEMBER 31, 2004


                                                                  September 30,  December 31,
ASSETS                                                                 2005          2004
CURRENT ASSETS:
Cash and cash equivalents                                          $ 5,527,130   $ 4,880,156
Investment securities available-for-sale, at fair value             10,396,081    10,526,233
Service fees receivable, net of allowance for doubtful
  accounts of $83,169 and $86,606                                      999,715     1,134,320
Service fees receivable from related parties                            80,225        31,310
Prepaid expenses                                                       589,793       478,958
Deferred tax assets                                                    258,073       188,554
Federal income tax receivable                                             -           61,304
Other current assets                                                   141,049       236,874
                                                                   -----------   -----------
                        Total current assets                        17,992,066    17,537,709

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              5,938,254     5,537,067
Computer software                                                    1,727,614     1,582,945
                                                                   -----------   -----------
                                                                     7,665,868     7,120,012
Less accumulated depreciation                                       (6,560,107)   (6,159,001)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                     1,105,761       961,011

DEFERRED TAX ASSETS                                                  1,340,812     1,287,460

OTHER ASSETS:
Investment in One Health Port                                          212,995       201,184
Other assets                                                           345,176       236,175
Restricted indemnity cash and investments                              390,894       385,758
                                                                   -----------   -----------
                        Total other assets                             949,065       823,117
                                                                   -----------   -----------
TOTAL ASSETS                                                       $21,387,704   $20,609,297
                                                                   ===========   ===========

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 (UNAUDITED) and DECEMBER 31, 2004


                                                                   September 30,  December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                  2005          2004
CURRENT LIABILITIES:
Accounts payable                                                   $   690,048   $   693,296
Accrued expenses                                                     3,233,011     2,684,679
Federal income tax payable                                             863,988          -
                                                                   -----------   -----------
            Total current liabilities                                4,787,047     3,377,975

MINORITY INTEREST                                                       39,371       670,635

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 429 and 447 shares                               429           447
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                 40,600        40,600
Additional paid-in capital                                           4,025,270     4,080,410
Additional capital from affiliates                                   3,992,108     3,992,108
Retained earnings                                                    8,679,733     8,484,084
Accumulated other comprehensive loss, net of tax                      (176,854)      (36,962)
                                                                   -----------   -----------
            Total shareholders' equity                              16,561,286    16,560,687
                                                                   -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $21,387,704   $20,609,297
                                                                   ===========   ===========

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30,               September 30,
                                                                  2005          2004           2005         2004
OPERATING REVENUE:
Network access fees                                          $ 2,869,315   $ 2,809,444    $ 8,665,113   $ 8,548,456
Hospital administrative fees                                     859,324       898,565      2,619,776     2,752,276
Hospital administrative fees, related parties                    889,587     1,048,376      2,671,139     3,046,472
Health benefit management fees                                 1,096,895       805,094      2,937,737     2,403,100
Other                                                            655,219       386,627      1,866,155     1,117,246
                                                             -----------   -----------    -----------   -----------
         Total operating revenue                               6,370,340     5,948,106     18,759,920    17,867,550
                                                             -----------   -----------    -----------   -----------
OPERATING EXPENSES:
Payroll and related expenses                                   3,463,176     2,602,731      9,884,557     7,666,053
Selling, general, and administrative expenses                  1,755,574     1,564,199      5,364,665     4,705,692
                                                             -----------   -----------    -----------   -----------
         Total operating expenses                              5,218,750     4,166,930     15,249,222    12,371,745
                                                             -----------   -----------    -----------   -----------
         Operating income                                      1,151,590     1,781,176      3,510,698     5,495,805
                                                             -----------   -----------    -----------   -----------
OTHER INCOME (EXPENSE):
Interest                                                         143,295        96,709        384,724       261,753
Other                                                           (113,422)      (12,575)      (162,801)      (39,943)
                                                             -----------   -----------    -----------   -----------
         Total other income                                       29,873        84,134        221,923       221,810
                                                             -----------   -----------    -----------   -----------
Income from continuing operations before
  federal income taxes and minority interest                   1,181,463     1,865,310      3,732,621     5,717,615
Provision for federal income taxes on
  continuing operations                                          376,442       598,092      1,165,469     1,871,053
                                                             -----------   -----------    -----------   -----------
Income from continuing operations before
  minority interest                                              805,021     1,267,218      2,567,152     3,846,562

MINORITY INTEREST, net of tax                                     (2,643)      (23,072)       (10,371)     (210,641)
                                                             -----------   -----------    -----------   -----------
Income from continuing operations after
  minority interest                                              802,378     1,244,146      2,556,781     3,635,921

Discontinued operations:
  Income from discontinuation of First
    Choice Health Plan Insurance operations
    (net of applicable income tax expense
    of $6,805, $8,124, $16,953 and $540,255)                      13,212        16,889         34,868     1,054,027
                                                              ----------   -----------    -----------   -----------
NET INCOME                                                   $   815,590   $ 1,261,035    $ 2,591,649   $ 4,689,948
                                                             ===========   ===========    ===========   ===========

NET INCOME FROM CONTINUING OPERATIONS
  AFTER MINORITY INTEREST PER CLASS A COMMON SHARE           $    155.86   $    209.45    $    487.56   $    579.34
NET INCOME FROM CONTINUING OPERATIONS
  AFTER MINORITY INTEREST PER CLASS B COMMON SHARE           $     11.53   $     17.88    $     36.74   $     52.24

NET INCOME PER CLASS A COMMON SHARE                          $    158.43   $    212.30    $    494.21   $    747.28
NET INCOME PER CLASS B COMMON SHARE                          $     11.72   $     18.12    $     37.24   $     67.38

WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING                          429           495            437           523
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING                       63,800        63,800         63,800        63,800

DIVIDENDS PER CLASS A COMMON SHARE                           $      -      $    960.65    $    446.68   $    960.65
DIVIDENDS PER CLASS B COMMON SHARE                           $      -      $     74.20    $     34.43   $     74.20

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 2,591,649   $ 4,689,948
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                       401,106       615,905
    Deferred income taxes, net                                        (122,871)     (134,975)
    Provision for doubtful accounts                                     (3,437)       42,677
    Minority interest                                                  (32,264)      210,641
    Interest in earnings of One Health Port                             88,189        40,800
  Changes in operating assets and liabilities:
    Service fees receivable                                             89,127       694,748
    Prepaid expenses                                                  (110,835)      (23,297)
    Other current assets                                                95,825       228,444
    Other assets                                                      (109,001)      (78,292)
    Accounts payable                                                    (3,248)       27,087
    Accrued expenses                                                   548,332    (3,284,540)
    Provider settlements payable                                          -          (83,787)
    Unearned premiums                                                     -          (15,369)
    Federal income tax payable                                         925,292      (147,494)
                                                                    ------------   -----------
  Net cash provided by operating activities                          4,357,864     2,782,496

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment, and computer software             (545,856)     (386,665)
  Purchase of investments available for sale                        (3,367,161)   (4,295,235)
  Principal paydowns and sales of investments available for sale     3,357,421     7,134,586
  Investment in One Health Port                                       (100,000)     (100,000)
  Increase in restricted cash                                           (5,136)         (744)
                                                                  ------------   -----------
  Net cash used by investing activities                               (660,732)    2,351,942

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Class A common stock                                   (55,158)     (225,036)
  Dividends paid                                                    (2,995,000)   (6,200,000)
  Payments to minority interest                                           -         (440,450)
  Payment of preferred stock dividend                                     -          (43,264)
                                                                  ------------   -----------
  Net cash used by financing activities                             (3,050,158)   (6,908,750)
                                                                  ------------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              646,974    (1,774,312)
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                  4,880,156     4,147,533
                                                                  ------------   -----------
  End of period                                                      5,527,130     2,373,221
                                                                  ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the period for:
    Federal income taxes                                          $    380,000   $ 2,693,775

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 1  PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. In the opinion of the management of First Choice Health Network, Inc.(the "Company") and its subsidiary, First Choice Health Plan, Inc. (the "Plan"), the accompanying unaudited interim condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005, and the results of operations for the three months and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The interim condensed consolidated financial statements include the segregation of the discontinued operations of the insured health plan business. (See Note 4.) The results of interim operations are not necessarily indicative of operating results for the entire year.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

NOTE 2  INVESTMENTS

During the nine months ended September 30, 2005, the Company purchased $3.4 million and sold $1.4 million of investments available for sale. Principal paydowns on investments in debt securities during the first nine months of 2005 were $1.3 million. The amortized cost, unrealized gains or losses and fair values of investments in debt securities as of September 30, 2005 and December 31, 2004 are as follows:

                                                 Gross        Gross        Gross
                                   Amortized   Unrealized   Unrealized   Unrealized
                                     Cost        Gains        Losses       Losses
                                                             Less Than    More Than
                                                             12 Months    12 Months   Fair Value
                                 ----------------------------------------------------------------
September 30, 2005
   Municipal bonds              $ 10,584,755   $ 64,595     $(154,221)   $ (99,048)   $10,396,081
                                ============   ========     ==========   ==========   ===========
December 31, 2004
   Mortgage-backed
   adjustable rate securities   $     12,123   $     21     $(    19)    $   -       $    12,125
   Municipal bonds                 9,929,241     23,842      (61,033)        -         9,892,050
   Common stock mutual funds         622,055          3         -            -           622,058
                                 -----------   --------     ---------    ---------   -----------
                                $ 10,563,419   $ 23,866     $(61,052)    $   -       $10,526,233
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

Information about profit or loss of reportable segments:

                                           First Choice     Health Benefits
                                          Health Network       Management        Total
                                          --------------    ---------------   -----------
Three months ended September 30, 2005:
   Revenues from external customers     $ 5,273,445         $  1,096,895      $ 6,370,340
   Intersegment revenue (expense)            20,634              (20,634)            -
   Net income (loss)                        904,418              (99,397)         805,021
   Minority interest                                                               (2,643)
   Income from discontinued operations                                             13,212
   Consolidated net income                                                        815,590

Three months ended September 30, 2004:
   Revenues from external customers     $ 5,143,012         $   805,094       $ 5,948,106
   Intersegment revenue (expense)            16,919             (16,919)             -
   Net income (loss)                      1,454,335            (187,117)        1,267,218
   Minority interest                                                              (23,072)
   Income from discontinued operations                                             16,889
   Consolidated net income                                                      1,261,035

                                           First Choice    Health Benefits
                                          Health Network      Management         Total
                                          --------------    --------------    -----------

Nine months ended September 30, 2005:
   Revenues from external customers       $15,822,183       $ 2,937,737       $18,759,920
   Intersegment revenue (expense)              59,441           (59,441)             -
   Net income (loss)                        3,023,522          (456,370)        2,567,152
   Minority interest                                                              (10,371)
   Income from discontinued operations                                             34,868
   Consolidated net income                                                      2,591,649

Nine months ended September 30, 2004:
   Revenues from external customers       $15,464,450       $ 2,403,100       $17,867,550
   Intersegment revenue (expense)              48,547           (48,547)             -
   Net income (loss)                        4,333,314          (486,752)        3,846,562
   Minority interest                                                             (210,641)
   Income from discontinued operations                                          1,054,027
   Consolidated net income                                                      4,689,948



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

At the Balance Sheet date the following assets included in the condensed consolidated balance sheet will be converted to cash to satisfy obligations of and pay dividends on behalf of the discontinued Plan:

            Assets                                   September 30, 2005    December 31, 2004
Cash and cash equivalents                               $    124,741         $  2,503,998
Investment securities available for sale                        -                 622,058
Prepaid expenses and other receivables                          -                     738
Deferred tax asset                                            33,538                1,623
Restricted indemnity cash and investments                    390,894              385,758
                                                         -----------          -----------
            Total assets                                $    549,173         $  3,514,175
                                                         ===========          ===========

            Liabilities                               September 30, 2005  December 31, 2004
Accrued expenses                                        $    111,650         $    125,105
Reserve for unpaid loss and loss adjustment expenses            -                 188,530
Federal income tax expense payable to parent                  44,403               17,053
Amount due to parent                                         196,265               38,090
                                                         -----------          -----------
            Total liabilities                           $    352,318         $    368,778
                                                         ===========          ===========

The following amounts, representing revenue and income from discontinued operations, are included in the condensed consolidated statement of income for the three months and nine months ended September 30, 2005 and 2004:

            Operations
                                                         For the Three Months         For the Nine Months
                                                          Ended September 30,         Ended September 30,
                                                          2005          2004            2005          2004
Operating revenue                                    $      -     $       -        $      -     $    69,288
Income from discontinued operations
  before federal income tax                              20,017        25,013          51,821     1,594,282
Income from discontinued operations
  after federal income tax                               13,212        16,889          34,868     1,054,027
Net income from discontinued
  operations per Class A common share                      2.57          2.84            6.65        167.95
Net income from discontinued
  operations per Class B common share                       .19           .24             .50         15.14



NOTE 5 EARNINGS PER SHARE

Net income per Class A common share is computed by dividing income available to Class A common shareholders by the weighted average number of Class A common shares outstanding during the period, including 429 and 437 Class A shares for the three months and nine months ended September 30, 2005, respectively and 495 and 523 Class A shares for the three months and nine months ended September 30, 2004, respectively. Net income per Class B common share is computed by dividing income available to Class B common shareholders by the weighted average number of Class B common shares and Class B common share equivalents outstanding during the period, including 40,600 Class B shares for the three months and nine months ended September 30, 2005 and 2004 and 23,200 Class B common share equivalents for the three months and nine months ended September 30, 2005 and 2004. Class B common share equivalents are owned by one public hospital and three district hospitals which are not shareholders of the Company, but have contractual agreements with the Company that provide for certain rights and obligations equivalent, but not identical, to those of Class B shareholders, including liquidation and dividend rights. The capital contributions of the non-shareholders are recorded as additional capital from affiliates. These contractual agreements are considered to be common share equivalents for purposes of calculating net income per Class B common share.

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


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

First Choice Health Network, Inc. ("the Company"), is a physician and hospital owned company offering a preferred provider organization ("PPO") and health benefits management services ("HBM") to large self-funded plan sponsors. Until year end 2003, the Company also offered insured health plan products through a subsidiary, First Choice Health Plan, Inc. ("the Plan"). Effective January 1, 2004, the Plan discontinued offering insured health plan products and began an orderly wind down of the business. All activity related to the Plan is reported as discontinued operations in the financial statements.

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

The HBM segment offers benefits management and administration services to self-funded employers and insurance carriers. The HBM membership was 30,313 at September 30, 2005 compared to 21,570 at December 31, 2004. With certain well defined exceptions, these self-funded benefits administration services will not be offered to potential clients that currently obtain such services from benefit administrators that access the Company's PPO products. The HBM revenues consist primarily of fees paid to administer health benefit plans, flexible spending accounts and various forms of consumer directed health plans such as health savings accounts and health reimbursement accounts.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

The following table summarizes operating revenues for the three months ended September 30, 2005 and 2004:
(in millions)                              Three Months Ended
                                              September 30,
                                            2005        2004
                                            ----        ----
Network access fees                         $2.9        $2.8
Hospital administrative fees                 1.7         1.9
Health benefit management fees               1.1          .8
Other                                         .7          .4
                                            ----        ----
Total operating revenues                    $6.4        $5.9

Operating revenue, net of discontinued operations, increased $.5 million (8.5%) from 2004 to 2005. The increase in 2005 resulted principally from an increase of $.3 million in HBM fees and $.3 million from EAP and medical management revenue. These increases were offset by a $.2 million decrease in hospital administrative fees.

The following table summarizes operating expenses for the three months ended September 30, 2005 and 2004:
(in millions)                              Three Months Ended
                                              September 30,
                                            2005        2004
                                            ----        ----
Payroll and related expenses                $3.5        $2.6
Selling, general and administrative          1.7         1.6
                                            ----        ----
   Total operating expenses                 $5.2        $4.2

Payroll and related expenses of the ongoing business segments increased $.9 million (34.6%) from 2004 to 2005. The increase resulted primarily from the redirection of costs from the insured business to the HBM business and additional staffing to support increased medical management and HBM activities. Selling, general and administrative expenses of the ongoing business segments remained relatively constant with an increase of $.1 million (6.3%) from 2004 to 2005.

The Plan's net income as shown on the discontinued operations line on the condensed consolidated statements of income for the three months ended September 30, 2005 and 2004 is $13,212 and $16,889, respectively, arising from the final runout of the activity of the Plan. At this point, the wind down of the Plan is nearly complete.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

The following table summarizes operating revenues for the nine months ended September 30, 2005 and 2004:
(in millions)                               Nine Months Ended
                                              September 30,
                                            2005        2004
                                            ----        ----
Network access fees                        $ 8.7       $ 8.6
Hospital administrative fees                 5.3         5.8
Health benefit management fees               2.9         2.4
Other                                        1.9         1.1
                                            ----        ----
   Total operating revenues                $18.8       $17.9

Operating revenue, net of discontinued operations, increased $.9 million (5.0%) from 2004 to 2005. The increase in 2005 resulted principally from an increase of $.5 million in HBM fees and an increase of $.8 million from EAP and medical management revenue. These increases were offset by a $.5 million decrease in hospital administrative fees.

The following table summarizes operating expenses for the nine months ended September 30, 2005 and 2004:
(in millions)                               Nine Months Ended
                                              September 30,
                                             2005        2004
                                            -----        ----
Payroll and related expenses                $ 9.9       $ 7.7
Selling, general and administrative           5.3         4.7
                                            -----        ----
   Total operating expenses                 $15.2       $12.4

Payroll and related expenses of the ongoing business segments increased $2.2 million (28.6%) from 2004 to 2005. The increase resulted primarily from the redirection of costs from the insured business to the new HBM business and additional staffing to support increased medical management and HBM activities. Selling, general and administrative expenses of the ongoing business segments increased $.6 million (12.8%) from 2004 to 2005. This increase is primarily due to transaction costs incurred based on increased volumes of claims being received electronically. Also contributing to the increase are additional costs associated with equipment leasing and license fees, legal and accounting fees and directors fees.

The Plan's net income and loss as shown on the discontinued operations line on the condensed consolidated statements of income for the nine months ended September 30, 2005 and 2004 is $34,868 and $1,054,027 respectively. The decrease is due to the final runout of the activity of the Plan being nearly complete.

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

As indicated on the Company's Condensed Consolidated Balance Sheet at
September 30, 2005, the Company had cash and cash equivalents of approximately $5.4 million compared to approximately $2.4 million at December 31, 2004.
The Company anticipates that the revenue generated by operations, cash and cash equivalents and investment securities available for sale as of September 30, 2005 will be sufficient to meet its cash requirements throughout 2005.

Cash and cash equivalents increased $3.0 million from $2.4 million at December 31, 2004 to $5.4 million at September 30, 2005 due to operating cash flow. Accrued expenses increased $.7 million from $2.4 million at December 31, 2004 to $3.1 million at September 30, 2005 primarily resulting from timing differences on payroll related accruals. Federal income tax payable increased from $0 at December 31, 2004 to $.9 million at September 30, 2005. This increase is due to the timing of estimated federal income tax payments. Other balance sheet account fluctuations primarily result from normal payment and collection timing differences.

Current assets of discontinued operations decreased by $3.0 million from $3.1 million at December 31, 2004 to $.1 million at September 30, 2005 due to the payment of $3.0 million in dividends from the Plan.

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

During 2005 the Plan requested regulatory approval to dissolve the Plan and distribute any remaining assets as dividends. On January 27, 2005, the Company declared a special dividend of $2.4 million to distribute its share of these non-recurring cash flows to its shareholders. The $2.4 million was distributed in April 2005 as $446.68 per share to Class A shareholders and $199,666.67 to each Class B shareholder and non-shareholder hospital that has equivalent rights.

In the future, the Company expects to pay annual dividends from available positive cash flow from continuing operations. Amounts distributed in 2004 and the first three quarters of 2005 in connection with exiting the health insurance industry are not indicative of the amount of future dividends, which will be dependent on cash flow from continuing operations. The Company also expects to use up to $760,000 in the fourth quarter of 2005 to pay for the purchase price and related costs of its offer to Class A shareholders to repurchase up to 200 shares of Class A common stock.

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


Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below represents the balances of the Company's investment securities that are subject to interest rate risk as of September 30, 2005. The investment securities consist solely of municipal bonds with varying maturity dates. Repayment of these bonds can accelerate significantly as interest rates decrease and negatively impact the expected return on the investment. Conversely, as interest rates increase, the bonds will likely not pay until maturity reducing the Company's ability to invest its assets at current market interest rates without taking losses on its current investment portfolio. The expected maturities identified in the table below are based upon the stated maturity date of the bond. In the event of changes in interest rates, prepayments of the bonds could cause significant variations from the maturities presented in the table.

                       Average         Expected Maturity Date
                        Yield     2009      Thereafter       Total         Fair Value
Municipal bonds         4.6%      $500,880  $10,083,875      $10,584,755   $10,396,081

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

(b) Changes in Internal Control over financial reporting: In the nine months ended September 30, 2005, there has been no change in the Registrant's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Part II     Other Information

   Item 1     Legal Proceedings

     In the normal course of business, the Company may encounter claims, assessments, and litigation brought against the Company. If and when these situations arise, the Company assesses the situation and accrues for financial exposure, if appropriate. As of September 30, 2005, the Company is not aware of any such material situations.

   Item 6     Exhibits
The following exhibits are furnished with this report:

31.1 Certification pursuant to Rule 13a-14(a) for Gary R. Gannaway, Chief Executive Officer.

31.2 Certification pursuant to Rule 13a-14(a) for Stacy A. Kessel, Chief Financial Officer.

32.1   Section 1350 Certification for Gary R. Gannaway, Chief Executive
       Officer.

32.2   Section 1350 Certification for Stacy A. Kessel, Chief Financial Officer.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of November, 2005.

       FIRST CHOICE HEALTH NETWORK, INC.



By:    /s/ Stacy A. Kessel
      --------------------------------------
      STACY A. KESSEL
      Chief Financial Officer
      (Principal Financial and Accounting Officer and Duly Authorized Officer)