Form 10-Q/A
period 2005-09-30
FIRST CHOICE HEALTH NETWORK INC
filed 2005-11-23
CIK 922622

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q/A
                                  Amendment No. 1

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

First Choice Health Network, Inc., is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, originally filed on November 21, 2005 to correct for errors in the Liquidity and Capital Resources and Dividends sections in Item 2.



                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q/A
                                 (Amendment No. 1)


                                                                          Page
Part I      Financial Information


      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                3


Part II     Other Information

      Item 6   Exhibits                                                     7

      Signatures                                                            7

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

As indicated on the Company's Condensed Consolidated Balance Sheet at
September 30, 2005, the Company had cash and cash equivalents of approximately $5.5 million compared to approximately $4.9 million at December 31, 2004.
The Company anticipates that the revenue generated by operations, cash and cash equivalents and investment securities available for sale as of September 30, 2005 will be sufficient to meet its cash requirements throughout 2005.

Cash and cash equivalents increased $.6 million from $4.9 million at December 31, 2004 to $5.5 million at September 30, 2005 due to operating cash flow. Accrued expenses increased $.5 million from $2.7 million at December 31, 2004 to $3.2 million at September 30, 2005 primarily resulting from timing differences on payroll related accruals. Federal income tax payable increased from $0 at December 31, 2004 to $.9 million at September 30, 2005. This increase is due to the timing of estimated federal income tax payments. Other balance sheet account fluctuations primarily result from normal payment and collection timing differences.

DIVIDENDS

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


   Item 6     Exhibits
The following exhibits are furnished with this report:

31.1 Certification pursuant to Rule 13a-14(a) for Gary R. Gannaway, Chief Executive Officer.

31.2 Certification pursuant to Rule 13a-14(a) for Stacy A. Kessel, Chief Financial Officer.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of November, 2005.

       FIRST CHOICE HEALTH NETWORK, INC.



By:    /s/ Stacy A. Kessel
      --------------------------------------
      STACY A. KESSEL
      Chief Financial Officer
      (Principal Financial and Accounting Officer and Duly Authorized Officer)