Form 10-Q/A
period 2005-03-31
FIRST CHOICE HEALTH NETWORK INC
filed 2005-12-01
CIK 922622

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

                           Explanation of Amendment

     We are filing this Amendment No. 1 on Form 10-Q/A, amending our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as originally filed on May 12, 2005 (the "Original 10-Q"), primarily to:

     o Reclassify the presentation of our Redeemable Equity Participation as Additional Capital from Affiliate.

     o Clarify information on discontinued operations using additional disclosures, and include the reclassification of discontinued operations activity in the Statement of Cash Flows.

     o Clarify the earnings per share information by including the "two-class" method for additional disclosure regarding our two classes of common stock.

     o Include expanded disclosure to Part I, Item 3 regarding the company's interest rate risk with our investment securities.

     o Include expanded disclosure to Part II, Item 2 regarding the unregistered sales of equity securities.

     Other than the changes in the areas set forth above, the financial statements in this Form 10-Q/A have not changed from those contained in the Original 10-Q.

     We are concurrently filing Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004, originally filed on March 24, 2005, and to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, originally filed on August 19, 2005, to provide expanded disclosure comparable to that included in this Form 10-Q/A.

     The following sections of this Form 10-Q/A have been revised from the Original 10-Q:

     o     Part I, Item 1     -   Financial Statements

     o     Part I, Item 2     -   Management's Discussion and Analysis of
                                     Financial Condition and Results of
                                     Operations

     o     Part I, Item 3     -   Quantitative and Qualitative Disclosures
                                     About Market Risk

     o     Part II, Item 2    -   Unregistered Sales of Equity Securities and
                                     Use of Proceeds

     Except as set forth above, this Form 10-Q/A continues to speak as of the date of the filing of the Original 10-Q, May 12, 2005, and we have not updated the disclosures contained herein to reflect any events that have occurred since that date. For a discussion of more recent events and developments, please see our reports filed with the SEC since May 12, 2005.

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q/A

                                                                          Page
Part I      Financial Information

      Item 1   Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      at March 31, 2005 and December 31, 2004                               4

      Condensed Consolidated Statements of Income (Unaudited)
      for the Three Months Ended March 31, 2005 and 2004                    6

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended March 31, 2005 and 2004                    7

      Notes to Condensed Consolidated Financial Statements (Unaudited)      8

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               11

      Item 3   Quantitative and Qualitative Disclosures About Market Risk  15

      Item 4   Controls and Procedures                                      *


Part II     Other Information

      Item 1   Legal Proceedings                                            *

      Item 2   Unregistered Sales of Equity Securities and Use of Proceeds 15

      Item 6   Exhibits                                                    16

      Signatures                                                           17




      * Not included in this Form 10-Q/A. Item is contained in the original Form 10-Q filed on May 12, 2005.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2005 and DECEMBER 31, 2004


                                                                    March 31,    December 31,
ASSETS                                                                 2005          2004
CURRENT ASSETS:
Cash and cash equivalents                                          $ 6,085,358   $ 4,880,156
Investment securities available-for-sale, at fair value             10,390,424    10,526,233
Service fees receivable, net of allowance for doubtful
  accounts of $80,636 and $86,606                                    1,082,960     1,134,320
Service fees receivable from related parties                            40,000        31,310
Prepaid expenses                                                       480,217       478,958
Deferred tax assets                                                    251,437       188,554
Federal income tax receivable                                             -           61,304
Other current assets                                                   138,289       236,874
                                                                   -----------   -----------
                        Total current assets                        18,468,685    17,537,709

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              5,728,104     5,537,067
Computer software                                                    1,633,215     1,582,945
                                                                   -----------   -----------
                                                                     7,361,319     7,120,012
Less accumulated depreciation                                       (6,284,735)   (6,159,001)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                     1,076,584       961,011

DEFERRED TAX ASSETS                                                  1,278,710     1,287,460

OTHER ASSETS:
Investment in One Health Port                                          147,630       201,184
Other assets                                                           263,925       236,175
Restricted indemnity cash and investments                              386,951       385,758
                                                                   -----------   -----------
                        Total other assets                             798,506       823,117
                                                                   -----------   -----------
TOTAL ASSETS                                                       $21,622,485   $20,609,297
                                                                   ===========   ===========

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2005 and DECEMBER 31, 2004


                                                                    March 31,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                  2005          2004
CURRENT LIABILITIES:
Accounts payable                                                   $   780,040   $   693,296
Accrued expenses                                                     2,473,718     2,684,679
Dividends payable                                                    2,995,000          -
Federal income tax payable                                             374,138          -
                                                                   -----------   -----------
            Total current liabilities                                6,622,896     3,377,975

MINORITY INTEREST                                                       33,242       670,635



SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 446 and 447 shares                               446           447
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                 40,600        40,600
Additional paid-in capital                                           4,077,732     4,080,410
Additional capital from affiliates                                   3,992,108     3,992,108
Retained earnings                                                    6,981,150     8,484,084
Accumulated other comprehensive income (loss), net of tax             (125,689)      (36,962)
                                                                   -----------   -----------
            Total shareholders' equity                              14,966,347    16,560,687
                                                                   -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $21,622,485   $20,609,297
                                                                   ===========   ===========

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                    Three Months Ended
                                                                         March 31,
                                                                     2005          2004
OPERATING REVENUE:
Network access fees                                                $ 2,939,459   $ 2,874,629
Hospital administrative fees                                           871,182       922,642
Hospital administrative fees, related parties                          891,965       982,237
Health benefit management fees                                         898,200       804,297
Other                                                                  592,255       366,022
                                                                   -----------   -----------
         Total operating revenue                                     6,193,061     5,949,827
                                                                   -----------   -----------
OPERATING EXPENSES:
Payroll and related expenses                                         3,172,672     2,533,961
Selling, general, and administrative expenses                        1,878,415     1,561,147
                                                                   -----------   -----------
         Total operating expenses                                    5,051,087     4,095,108
                                                                   -----------   -----------
         Operating income                                            1,141,974     1,854,719
                                                                   -----------   -----------
OTHER INCOME (EXPENSE):
Interest                                                               120,059        77,261
Other                                                                  (14,744)        9,225
                                                                   -----------   -----------
         Total other income                                            105,315        86,486
                                                                   -----------   -----------
Income from continuing operations before
  federal income taxes and minority interest                         1,247,289     1,941,205
Provision for federal income taxes on
  continuing operations                                                371,191       639,422
                                                                   -----------   -----------
Income from continuing operations before
  minority interest                                                    876,098     1,301,783

MINORITY INTEREST, net of tax                                           (4,242)     (149,761)
                                                                   -----------   -----------
Income from continuing operations after
  minority interest                                                    871,856     1,152,022

Discontinued operations:
  Income from discontinuation of First Choice Health Plan
    insurance operations (net of applicable income tax
    expense of $10,118 and $385,394)                                    21,210       748,989
                                                                    ----------   -----------
NET INCOME                                                         $   893,066   $ 1,901,011
                                                                   ===========   ===========
NET INCOME FROM CONTINUING OPERATIONS
  AFTER MINORITY INTEREST PER CLASS A COMMON SHARE                 $    162.90    $   178.77
NET INCOME FROM CONTINUING OPERATIONS
  AFTER MINORITY INTERSET PER CLASS B COMMON SHARE                 $     12.53    $    16.55

NET INCOME PER CLASS A COMMON SHARE                                $    166.87    $   295.00
NET INCOME PER CLASS B COMMON SHARE                                $     12.83    $    27.31

WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING                                446           537
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING                             63,800        63,800

DIVIDENDS PER CLASS A SHARE                                        $    446.68          -
DIVIDENDS PER CLASS B SHARE                                        $     34.43          -

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                      Three Months Ended
                                                                           March 31,
                                                                      2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $   893,066   $ 1,901,011
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                       125,734       227,091
    Deferred income taxes, net                                         (54,133)      (27,250)
    Provision for doubtful accounts                                     (5,970)        3,678
    Minority interest                                                  (38,393)      149,761
    Write-down of investment in One Health Port                         53,554          -
  Changes in operating assets and liabilities:
    Service fees receivable                                             48,640       750,021
    Prepaid expenses                                                    (1,259)      114,240
    Other current assets                                                98,585       135,771
    Other assets                                                       (27,750)      (28,785)
    Accounts payable                                                    86,744       (25,307)
    Accrued expenses                                                  (210,961)   (1,962,789)
    Provider settlements payable                                          -          (83,787)
    Unearned premiums                                                     -          (10,245)
    Federal income tax receivable/payable                              435,442       937,065
                                                                  ------------   -----------
  Net cash provided by operating activities                          1,403,299     2,080,475

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment, and computer software             (241,307)      (54,779)
  Purchase of investments available for sale                        (1,056,755)   (1,969,557)
  Principal paydowns and sales of investments available for sale     1,103,837       295,386
  Investment in One Health Port                                           -         (100,000)
  Increase in restricted cash                                           (1,193)         (214)
                                                                  ------------   -----------
  Net cash used by investing activities                               (195,418)   (1,829,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Class A common stock                                    (2,679)         -
                                                                  ------------   -----------
  Net cash used by financing activities                                 (2,679)         -
                                                                  ------------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            1,205,202       251,311
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                  4,880,156     4,147,533
                                                                  ------------   -----------
  End of period                                                   $  6,085,358   $ 4,398,844
                                                                  ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the period for:
    Federal income taxes                                          $       -      $   115,000

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

                                                 Gross        Gross        Gross
                                   Amortized   Unrealized   Unrealized   Unrealized
                                     Cost        Gains        Losses       Losses
                                                             Less Than    More Than
                                                             12 Months    12 Months  Fair Value
                                 ---------------------------------------------------------------
March 31, 2005

   Municipal bonds              $  9,890,924       -        $(56,422)   $ (64,101)  $ 9,770,401
   Common stock mutual funds         620,023       -            -            -          620,023
                                ------------   --------     ---------     --------  -----------
                                $ 10,510,947       -        $(56,422)   $ (64,101)  $10,390,424
                                ============   ========     =========     ========  ===========
December 31, 2004
   Mortgage-backed
   adjustable rate securities   $     12,123   $     21     $(    19)     $   -     $    12,125
   Municipal bonds                 9,929,241     23,842      (61,033)         -       9,892,050
   Common stock mutual funds         622,055          3         -             -         622,058
                                 -----------   --------     ---------     --------  -----------
                                $ 10,563,419   $ 23,866     $(61,052)     $   -     $10,526,233
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

                                            10

The following amounts, representing revenue and income and loss from discontinued operations, are included in the condensed consolidated statement of income for the three months ended March 31, 2005 and 2004:

            Operations
                                                               For the Three Months
                                                                   Ended March 31,
                                                                  2005          2004
Operating revenue                                            $       -     $     26,353
Income on discontinued operations
  before federal income tax                                        31,328     1,134,383
Income on discontinued operations
  after federal income tax                                         21,210       748,989
Net income from discontinued
  operations per Class A common share                                3.96        116.23
Net income from discontinued
  Operations per Class B common share                                 .30         10.76


NOTE 5 EARNINGS PER SHARE

Net income per Class A common share is computed by dividing income available to Class A common shareholders by the weighted average number of Class A common shares outstanding during the period, including 446 and 537 shares for the three months ended March 31, 2005 and 2004, respectively. Net income per Class B common share is computed by dividing income available to Class B common shareholders by the weighted average number of Class B common shares and Class B common share equivalents outstanding during the period, including 40,600 Class B shares for the three months ended March 31, 2005 and 2004 and 23,200 Class B common share equivalents for the three months ended March 31, 2005 and 2004. Class B common share equivalents are owned by three district hospitals and one public hospital which are not shareholders of the Company, but have contractual agreements with the Company that provide for certain rights and obligations equivalent, but not identical, to those of Class B shareholders, including liquidation and dividend rights. The capital contributions of the non-shareholders are recorded as additional capital from affiliates. These contractual agreements are considered to be common share equivalents for purposes of calculating net income per Class B common share.

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

As indicated on the Company's Condensed Consolidated Balance Sheet at
March 31, 2005, the Company had cash and cash equivalents of approximately
$6.1 million compared to approximately $4.9 million at December 31, 2004.
The Company anticipates that the revenue generated by operations, cash and cash equivalents and investment securities available for sale as of March 31, 2005 will be sufficient to meet its cash requirements throughout 2005.

Following are explanations of significant balance sheet account fluctuations:

Cash and cash equivalents increased $1.2 million from $4.9 million at December 31, 2004 to $6.1 million at March 31, 2005 due to operating cash flow. Dividends payable increased from $0 at December 31, 2004 to $3.0 million at March 31, 2005 resulting from the Company declaring a $2.4 million dividend to its shareholders and $600,000 of dividends payable to the Plan's minority interest shareholders. Federal income tax payable increased from $0 at December 31, 2004 to $.4 million at March 31, 2005. This increase is due to the timing of estimated federal income tax payments. Other balance sheet account fluctuations primarily result from normal payment and collection timing differences.

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

Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The table below represents the balances of the Company's investment securities that are subject to interest rate risk as of March 31, 2005. The investment securities consist solely of municipal bonds with varying maturity dates. Repayment of these bonds can accelerate significantly as interest rates decrease and negatively impact the expected return on the investment. Conversely, as interest rates increase, the bonds will likely not pay until maturity, reducing the Company's ability to invest its assets at current market interest rates without taking losses on its current investment portfolio. The expected maturities identified in the table below are based upon the stated maturity date of the bond. In the event of changes in interest rates, prepayments of the bonds could cause significant variations from the maturities presented in the table.

                   Average      Expected Maturity Date
                    Yeild     2006      2009     Thereafter      Total        Fair Value
Municipal bonds     4.4%    $300,171  $501,250   $ 9,089,503   $ 9,890,924    $ 9,770,401





Part II     Other Information


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
     Period           Purchased     Paid Per Share     Programs        Programs

     January 1, 2005
       Through
       January 31, 2005   1           $ 2,678            (1)             N/A

(1) Shares of Class A Common Stock were repurchased from shareholders no longer meeting eligibility standards for ownership of such chares. These shareholders were advised by the Company of their ineligibility and the terms of repurchase of their shares individually.

   Item 6     Exhibits
The following exhibits are furnished with this report:

31.1 Certification pursuant to Rule 13a-14(a) for Gary R. Gannaway, Chief Executive Officer.

31.2 Certification pursuant to Rule 13a-14(a) for Stacy A. Kessel, Chief Financial Officer.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of December, 2005.

       FIRST CHOICE HEALTH NETWORK, INC.



By:    /s/ Stacy A. Kessel
      --------------------------------------
      STACY A. KESSEL
      Chief Financial Officer
      (Principal Financial and Accounting Officer and Duly Authorized Officer)