Form 10-Q/A
period 2005-06-30
FIRST CHOICE HEALTH NETWORK INC
filed 2005-12-01
CIK 922622

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

                           Explanation of Amendment

     We are filing this Amendment No. 1 on Form 10-Q/A, amending our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as originally filed on August 19, 2005 (the "Original 10-Q"), primarily to:

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

     We are concurrently filing Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004, originally filed on March 24, 2005, and to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, originally filed on May 12, 2005, to provide expanded disclosure comparable to that included in this Form 10-Q/A.

     The following sections of this Form 10-Q/A have been revised from the Original 10-Q:

     o     Part I, Item 1     -   Financial Statements

     o     Part I, Item 2     -   Management's Discussion and Analysis of
                                     Financial Condition and Results of
                                     Operations

     Except as set forth above, this Form 10-Q/A continues to speak as of the date of the filing of the Original 10-Q, August 19, 2005, and we have not updated the disclosures contained herein to reflect any events that have occurred since that date. For a discussion of more recent events and developments, please see our reports filed with the SEC since August 19, 2005.

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q/A

                                                                          Page
Part I      Financial Information

      Item 1   Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      at June 30, 2005 and December 31, 2004                                4

      Condensed Consolidated Statements of Income (Unaudited)
      for the Three Months and Six Months Ended June 30, 2005 and 2004      6

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended June 30, 2005 and 2004                       7

      Notes to Condensed Consolidated Financial Statements (Unaudited)      8

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               12

      Item 3   Quantitative and Qualitative Disclosures About Market Risk   *

      Item 4   Controls and Procedures                                      *


Part II     Other Information

      Item 1   Legal Proceedings                                            *

      Item 2   Unregistered Sales of Equity Securities and Use
                  of Proceeds                                               *

   Item 4   Submission of Matters to a Vote of Securities Holders        *

      Item 6   Exhibits                                                    16

      Signatures                                                           16




      * Not included in this Form 10-Q/A. Item is contained in the original Form 10-Q filed on August 19, 2005.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2005 and DECEMBER 31, 2004


                                                                     June 30,    December 31,
ASSETS                                                                 2005          2004
CURRENT ASSETS:
Cash and cash equivalents                                          $ 4,534,412   $ 4,880,156
Investment securities available-for-sale, at fair value             10,263,310    10,526,233
Service fees receivable, net of allowance for doubtful
  accounts of $81,787 and $86,606                                    1,078,777     1,134,320
Service fees receivable from related parties                           119,280        31,310
Prepaid expenses                                                       392,498       478,958
Deferred tax assets                                                    254,038       188,554
Federal income tax receivable                                             -           61,304
Other current assets                                                   152,323       236,874
                                                                   -----------   -----------
                        Total current assets                        16,794,638    17,537,709

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              5,876,620     5,537,067
Computer software                                                    1,723,844     1,582,945
                                                                   -----------   -----------
                                                                     7,600,464     7,120,012
Less accumulated depreciation                                       (6,418,617)   (6,159,001)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                     1,181,847       961,011

DEFERRED TAX ASSETS                                                  1,319,455     1,287,460

OTHER ASSETS:
Investment in One Health Port                                          112,995       201,184
Other assets                                                           302,398       236,175
Restricted indemnity cash and investments                              388,726       385,758
                                                                   -----------   -----------
                        Total other assets                             804,119       823,117
                                                                   -----------   -----------
TOTAL ASSETS                                                       $20,100,059   $20,609,297
                                                                   ===========   ===========

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2005 and DECEMBER 31, 2004


                                                                    June 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                  2005          2004
CURRENT LIABILITIES:
Accounts payable                                                   $   765,571   $   693,296
Accrued expenses                                                     2,942,326     2,684,679
Federal income tax payable                                             455,349          -
                                                                   -----------   -----------
            Total current liabilities                                4,163,246     3,377,975

MINORITY INTEREST                                                       36,729       670,635


SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 428 and 447 shares                               428           447
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                 40,600        40,600
Additional paid-in capital                                           4,022,184     4,080,410
Additional capital from affiliates                                   3,992,108     3,992,108
Retained earnings                                                    7,864,143     8,484,084
Accumulated other comprehensive loss, net of tax                       (19,379)      (36,962)
                                                                   -----------   -----------
            Total shareholders' equity                              15,900,084    16,560,687
                                                                   -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $20,100,059   $20,609,297
                                                                   ===========   ===========

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                 Three Months Ended          Six Months Ended
                                                                      June 30,                   June 30,
                                                                  2005          2004           2005         2004
OPERATING REVENUE:
Network access fees                                          $ 2,856,339   $ 2,864,383    $ 5,795,798   $ 5,739,012
Hospital administrative fees                                     889,270       931,069      1,760,452     1,853,711
Hospital administrative fees, related parties                    889,587     1,015,859      1,781,552     1,998,096
Health benefit management fees                                   942,642       793,709      1,840,842     1,598,006
Other                                                            618,681       364,597      1,210,936       730,619
                                                             -----------   -----------    -----------   -----------
         Total operating revenue                               6,196,519     5,969,617     12,389,580    11,919,444
                                                             -----------   -----------    -----------   -----------
OPERATING EXPENSES:
Payroll and related expenses                                   3,248,709     2,529,361      6,421,381     5,063,322
Selling, general, and administrative expenses                  1,730,676     1,580,346      3,609,091     3,141,491
                                                             -----------   -----------    -----------   -----------
         Total operating expenses                              4,979,385     4,109,707     10,030,472     8,204,815
                                                             -----------   -----------    -----------   -----------
         Operating income                                      1,217,134     1,859,910      2,359,108     3,714,629
                                                             -----------   -----------    -----------   -----------
OTHER INCOME:
Interest                                                         121,370        87,783        241,429       165,044
Other                                                            (34,635)      (36,593)       (49,379)      (27,368)
                                                             -----------   -----------    -----------   -----------
         Total other income                                       86,735        51,190        192,050       137,676
                                                             -----------   -----------    -----------   -----------
Income from continuing operations before
  federal income taxes and minority interest                   1,303,869     1,911,100      2,551,158     3,852,305
Provision for federal income taxes on
  continuing operations                                          417,836       633,539        789,027     1,272,961
                                                             -----------   -----------    -----------   -----------
Income from continuing operations before
  minority interest                                              886,033     1,277,561      1,762,131     2,579,344

MINORITY INTEREST, net of tax                                     (3,486)      (37,808)        (7,728)     (187,569)
                                                             -----------   -----------    -----------   -----------
Income from continuing operations after
  minority interest                                              882,547     1,239,753      1,754,403     2,391,775

Discontinued operations:
  Income from discontinuation of First
    Choice Health Plan Insurance operations
    (net of applicable income tax expense
    of $146,737, $265,486, $532,131 and $169,184)                    446       288,149         21,656     1,037,138
                                                              ----------   -----------    -----------   -----------
NET INCOME                                                   $   882,993   $ 1,527,902    $ 1,776,059   $ 3,428,913
                                                             ===========   ===========    ===========   ===========

NET INCOME FROM CONTINUING OPERATIONS
  AFTER MINORITY INTEREST PER CLASS A COMMON SHARE           $    168.30   $    192.39    $    331.52   $    371.16

NET INCOME FROM CONTINUING OPERATIONS
  AFTER MINORITY INTEREST PER CLASS B COMMON SHARE           $     12.68   $     17.81    $     25.21   $     34.36

NET INCOME PER CLASS A COMMON SHARE                          $    168.38   $    237.10    $    335.61   $    532.11

NET INCOME PER CLASS B COMMON SHARE                          $     12.69   $     21.95    $     25.52   $     49.27

WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING                          437           537            441           537

WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING                       63,800        63,800         63,800        63,800

DIVIDENDS PER CLASS A COMMON SHARE                           $      -      $      -       $    446.68   $      -

DIVIDENDS PER CLASS B COMMON SHARE                           $      -      $      -       $     34.43   $      -

See notes to condensed consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                       Six Months Ended
                                                                             June 30,
                                                                      2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 1,776,059   $ 3,428,913
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                       259,616       440,054
    Deferred income taxes, net                                         (97,479)      (95,147)
    Provision for doubtful accounts                                     (4,819)       47,733
    Minority interest                                                  (34,906)      187,569
    Interest in earnings of One Health Port                             88,189        40,800
  Changes in operating assets and liabilities:
    Service fees receivable                                            (27,608)      852,920
    Prepaid expenses                                                    86,460       113,138
    Other current assets                                                84,551       245,356
    Other assets                                                       (66,223)      (52,428)
    Accounts payable                                                    72,275       (81,881)
    Accrued expenses                                                   257,647    (2,960,529)
    Provider settlements payable                                          -          (83,787)
    Unearned premiums                                                     -          (15,369)
    Federal income tax payable                                         516,653       (36,170)
                                                                  ------------   -----------
  Net cash provided by operating activities                          2,910,415     2,031,172

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment, and computer software             (480,452)     (287,080)
  Purchase of investments available for sale                        (1,835,795)   (2,390,945)
  Principal paydowns and sales of investments available for sale     2,116,301       996,247
  Investment in One Health Port                                           -         (100,000)
  Increase in restricted cash                                           (2,968)         (404)
                                                                  ------------   -----------
  Net cash used by investing activities                               (202,914)   (1,782,182)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repurchase of Class A common stock                                   (58,245)         -
  Dividends paid                                                    (2,995,000)         -
  Payments of preferred stock dividend                                    -          (43,264)
  Payments to minority interest                                           -         (440,450)
                                                                  ------------   -----------
  Net cash used by financing activities                             (3,053,245)     (483,714)
                                                                  ------------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             (345,744)     (234,724)
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                  4,880,156     4,147,533
                                                                  ------------   -----------
  End of period                                                   $  4,534,412   $ 3,912,809
                                                                  ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
  Cash paid during the period for:
    Federal income taxes                                          $    380,000   $ 1,936,408

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

NOTE 2  INVESTMENTS

During the six months ended June 30, 2005, the Company purchased $1.8 million and sold $2.1 million of investments available for sale. Principal paydowns on investments in debt securities during the first six months of 2005 were $10,968. The amortized cost, unrealized gains or losses and fair values of investments in debt securities as of June 30, 2005 and December 31, 2004 are as follows:

                                                 Gross        Gross        Gross
                                   Amortized   Unrealized   Unrealized   Unrealized
                                     Cost        Gains        Losses       Losses
                                                             Less Than    More Than
                                                             12 Months    12 Months  Fair Value
                                 ---------------------------------------------------------------
June 30, 2005
   Municipal bonds              $ 10,294,510   $ 62,313     $(31,716)    $(61,797)   $10,263,310
                                ============   ========     =========    =========   ===========
December 31, 2004
   Mortgage-backed
   adjustable rate securities   $     12,123   $     21     $(    19)    $   -       $    12,125
   Municipal bonds                 9,929,241     23,842      (61,033)        -         9,892,050
   Common stock mutual funds         622,055          3         -            -           622,058
                                 -----------   --------     ---------    ---------   -----------
                                $ 10,563,419   $ 23,866     $(61,052)    $   -       $10,526,233
                                 ===========   ========     =========    =========   ===========

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
                                                         ===========          ===========

The following amounts, representing revenue and income from discontinued operations, are included in the condensed consolidated statement of income for the three months and six months ended June 30, 2005 and 2004:

            Operations
                                                         For the Three Months         For the Six Months
                                                            Ended June 30,              Ended June 30,
                                                          2005          2004          2005          2004
Operating revenue                                    $      -     $    42,935      $      -     $    69,288
Income from discontinued operations
  before federal income tax                                  476      434,886           31,804    1,569,269
Income from discontinued operations
  after federal income tax                                   446      288,149           21,656    1,037,138
Net income from discontinued
  operations per Class A common share                        .09        44.72             4.09       160.95

Net income from discontinued
  operations per Class B common share                        .01         4.14              .31        14.90


NOTE 5 EARNINGS PER SHARE

Net income per Class A common share is computed by dividing income available to Class A common shareholders by the weighted average number of Class A common shares outstanding during the period, including 437 and 441 Class A shares for the three months and six months ended June 30, 2005, respectively and 537 Class A shares for the three months and six months ended June 30, 2004. Net income per Class B common share is computed by dividing income available to Class B common shareholders by the weighted average number of Class B common shares and Class B common share equivalents outstanding during the period, including 40,600 Class B shares for the three months and six months ended June 30, 2005 and 2004 and 23,200 Class B common share equivalents for the three months and six months ended June 30, 2005 and 2004. Class B common share equivalents are owned by three district hospitals and one public hospital which are not shareholders of the Company, but have contractual agreements with the Company that provide for certain rights and obligations equivalent, but not identical, to those of Class B shareholders, including liquidation and dividend rights. The capital contributions of the non-shareholders are recorded as additional capital from affiliates. These contractual agreements are considered to be common share equivalents for purposes of calculating net income per Class B common share.

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

As indicated on the Company's Condensed Consolidated Balance Sheet at
June 30, 2005, the Company had cash and cash equivalents of approximately
$4.5 million compared to approximately $4.9 million at December 31, 2004.
The Company anticipates that the revenue generated by operations, cash and cash equivalents and investment securities available for sale as of June 30, 2005 will be sufficient to meet its cash requirements throughout 2005.

Cash and cash equivalents decreased $.4 million from $4.9 million at December 31, 2004 to $4.5 million at June 30, 2005 due to the payment of $2.4 million in dividends to the shareholders and $600,000 to the Plan's minority interest shareholders offset by operating cash flow. Federal income tax payable increased from $0 at December 31, 2004 to $.5 million at June 30, 2005. This increase is due to the timing of estimated federal income tax payments.
Accrued expenses increased $.2 million from $2.7 million at December 31, 2004 to $2.9 million at June 30, 2005 primarily resulting from timing differences on payroll related accruals. Other balance sheet account fluctuations primarily result from normal payment and collection timing differences.

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

   Item 6     Exhibits
The following exhibits are furnished with this report:

31.1 Certification pursuant to Rule 13a-14(a) for Gary R. Gannaway, Chief Executive Officer.

31.2 Certification pursuant to Rule 13a-14(a) for Stacy A. Kessel, Chief Financial Officer.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of November, 2005.

       FIRST CHOICE HEALTH NETWORK, INC.



By:    /s/ Stacy A. Kessel
      --------------------------------------
      STACY A. KESSEL
      Chief Financial Officer
      (Principal Financial and Accounting Officer and Duly Authorized Officer)