Form 10-K/A
period 2004-12-31
FIRST CHOICE HEALTH NETWORK INC
filed 2005-12-02
CIK 922622

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

                           Explanation of Amendment

     We are filing this Amendment No. 1 on Form 10-K/A, amending our Annual Report on Form 10-K for the year ended December 31, 2005, as originally filed on March 24, 2005 (the "Original 10-K"), primarily to:

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

     o Include expanded disclosure regarding the Company's tax benefit of net operating losses.

     o Include expanded disclosure to Part II, Item 7A regarding the company's interest rate risk with our investment securities.

     Other than the changes in the areas set forth above, the financial statements in this Form 10-K/A have not changed from those contained in the Original 10-K.

     We are concurrently filing Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, originally filed on May 12, 2005, and to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, originally filed on August 19, 2005, to provide expanded disclosure comparable to that included in this Form 10-K/A.

     The following sections of this Form 10-K/A have been revised from the Original 10-K:

     o     Part II, Item 6    -   Selected Financial Data

     o     Part II, Item 7    -   Management's Discussion and Analysis of
                                     Financial Condition and Results of
                                     Operations

     o     Part II, Item 7A   -   Quantitative and Qualitative Disclosures
                                     About Market Risk

     o     Part II, Item 8    -   Financial Statements and Supplementary Data

     Except as set forth above, this Form 10-K/A continues to speak as of the date of the filing of the Original 10-K, March 24, 2005, and we have not updated the disclosures contained herein to reflect any events that have occurred since that date. For a discussion of more recent events and developments, please see our reports filed with the SEC since March 24, 2005.

                       FIRST CHOICE HEALTH NETWORK, INC.
                        2004 FORM 10-K/A ANNUAL REPORT
                              TABLE OF CONTENTS

PART  I
      ITEM 1      BUSINESS                                             *

      ITEM 2      PROPERTIES                                           *

      ITEM 3      LEGAL PROCEEDINGS                                    *

      ITEM 4      SUBMISSION OF MATTERS
                  TO A VOTE OF SECURITY HOLDERS                        *

PART  II

      ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
                  EQUITY SECURITIES                                    *

      ITEM 6      SELECTED FINANCIAL DATA                              5

      ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                           5

      ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                         10

      ITEM 8      FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                  11

      ITEM 9      CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                 *

      ITEM 9A     CONTROLS AND PROCEDURES                              *

      ITEM 9B     OTHER INFORMATION                                    *

PART  III

      ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                       *

      ITEM 11     EXECUTIVE COMPENSATION                               *

      ITEM 12     SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS                      *

      ITEM 13     CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                         *

      ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES               *


PART  IV


      ITEM 15     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES          31

                  SIGNATURES                                          33


      * Not included in this Form 10-K/A. Item is contained in the Original 10-K filed on March 24, 2005.

PART II


ITEM  6.     SELECTED FINANCIAL DATA

                                    2004          2003         2002         2001         2000
                               ------------  ------------  -----------  -----------  ----------

Operating revenue,
 continuing operations        $ 23,860,634 $ 21,412,689 $ 18,872,786 $ 16,563,336 $ 14,866,924
Net income from continuing
  operations after minority
  interest                       4,803,673    3,936,138    5,776,678    3,067,942    3,758,220
Net income(loss)                 5,948,516    4,690,921    1,924,891   (1,407,987)  (1,349,859)
Total assets                    20,609,297   25,636,712   28,802,641   31,217,479   32,658,089
Total liabilities                3,377,975    6,450,327   13,869,499   18,649,453   20,083,110
Total Equity                    16,560,687   17,264,079   13,710,612   11,330,540   12,401,920
Net income from continuing
  operations after minority
  interest per Class A
  common share                      784.91       609.69       894.78       452.50       540.91
Net income from continuing
  operations after minority
  interest per Class B common share  69.02        56.55        83.00        44.08        54.00
Net income(loss)
  per Class A common share          971.98       726.60       298.16      (207.67)     (194.28)
Net income(loss)
  per Class B common share           85.47        67.40        27.66       (20.23)      (19.39)
Dividends declared per common
  share, Class A                  1,184.36       187.62          -            -            -
Dividends declared on Class B
  shareholders and non-shareholder
  hospitals with equivalent
  rights, per entity            530,370.90      100,000          -            -            -


ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS
OVERVIEW

The following table summarizes income from continuing operations, discontinued operations and net income for 2002-2004:

(In millions)                                       2004      2003     2002
                                                    ----      ----     ----
Income from continuing operations                   $4.8       3.9      5.8
Income (loss) from discontinued operations           1.1        .8     (3.9)
Net income                                           5.9       4.7      1.9

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

Payroll and related expenses increased $2.2 million (26.8%) from 2003 to 2004 while selling, general and administrative expenses remained constant from 2003 to 2004. The increase in payroll and related expenses resulted primarily from the redirection of costs from the insured health plan business to the new HBM business. Payroll and related expenses increased $2.3 million (39%) from 2002 to 2003 while selling, general and administrative expenses increased $1.7 million (37%) from 2002 to 2003. These increases were primarily due to a shift of $2.9 million in expenses from the discontinued operations of the Plan to the HBM operations as the Plan exits the insurance business. The remaining increase was due to higher operating expenses for the PPO segment resulting from various initiatives including obtaining Utilization Review Accreditation Commission
(URAC) accreditation for credentialing, implementation of a new proprietary PPO information system and various provider initiatives.
                                            6

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

Discontinued Operations

The financial performance of discontinued operations improved by $.3 million in 2004 from income of $.8 million in 2003 to income of $1.1 million in 2004.
This increase in net income results from the favorable development of claims reserves upon the exit of the Plan from the insured health business. The reserve for unreported claims was determined actuarially using prior experience and the nature of the health insurance contracts and volume. As a result of the decreasing membership in the Plan, management had increased the level of conservatism in the estimate as of December 31, 2003 due to increased risk associated with potential claim volatility resulting from a lower membership base. Due to the uncertainties inherent in the estimation process, actual costs differed from the estimated amounts. The financial performance of discontinued operations improved by $4.6 million in 2003 from a loss of $3.9 million in 2002 to income of $.8 million in 2003. This primarily resulted from a 25 percent increase in per member per month premium yields in 2003 vs. 2002, while per member per month health care costs increased by 10 percent. Health care costs were favorably impacted by favorable development of claims reserves of approximately $2 million. This resulted from a reduction in the healthcare cost trend from the first half of 2002 that was not fully evident at year end 2002.

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

As a result from the exit from the capital intensive health insurance business, the Company requested and received regulatory approval to distribute as dividends a significant portion of its assets in 2004. As a result, the Plan paid $1.0 million to its minority interest shareholders and the Company paid $6.4 million in dividends to shareholders in 2004. Of the $6.4 million, $5.2 million was the result of a nonrecurring special dividend representing the Company's proceeds from the redemption of the Plan's preferred stock and the Plan's $2.7 million dividend on its common stock. The remaining $1.2 million dividend was paid from the Company's recurring cash flows. The first dividend in the Company's history of $1.2 million was paid to shareholders in 2003. Based on an expectation consistently positive cash flow from continuing operations, the Company expects to pay dividends annually. During 2005 the Plan requested regulatory approval to dissolvethe Plan and distribute any remaining assets as dividends. The Company expects to declare a special dividend to distribute its share of these non-recurring cash flows to its shareholders in 2005.

At December 31, 2004, the Company had cash and cash equivalents of approximately $4.9 million, as compared to approximately $4.1 million at December 31, 2003, resulting from continuing positive operating cash flow, offset by the payment of dividends discussed above. Investment securities consist of municipal bonds that are marketable in the event additional cash is needed.

Following are explanations of significant balance sheet account fluctuations:

The decreases in accounts receivable and service fees receivable from related parties of $.7 million (38.9%) and $.3 million (75.0%), respectively, are due to the timing of cash receipts on outstanding receivables.

The $2.9 million decrease in the reserve for unpaid claims and claim adjustment expenses is due to final claims activity of the Plan's run-out being nearly complete.

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

A valuation allowance was established in 1997 for the tax benefit of net operating losses (NOLs) of the Plan which is being reported as discontinued operations. Because the operation of the Plan is being discontinued, future income will not be available to utilize the NOLs. Upon the ultimate liquidation and dissolution of the Plan, these NOLs may be potentially utilized by the Company. Because timing and ultimate realization of these NOLs is uncertain, they are fully reserved.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below represents the balances of the Company's investment securities that are subject to interest rate risk as of December 31, 2004. The investment securities consist of government backed adjustable rate mortgages and municipal bonds with varying maturity dates. Repayment of these mortgages and bonds can accelerate significantly as interest rates decrease and negatively impact the expected return on the investment. Conversely, as interest rates increase, the bonds will likely not pay until maturity reducing the Company's ability to invest its assets at current market interest rates without taking losses on its current investment portfolio. The expected maturities identified in the table below are based upon the stated maturity date of the bond. In the event of changes in interest rates, prepayments of the bonds could cause significant variations from the maturities presented in the table.

                       Average     Expected Maturity Date
                        Yield    2005      2006      2009     Thereafter    Total      Fair Value
Government Obligations  4.0%        -0-       -0-       -0-   $   12,123  $   12,123   $   12,125
Municipal bonds         4.4%   $300,053  $300,171  $500,981   $8,828,036  $9,929,241   $9,892,050

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm. . . . . . . . . 12

Consolidated Balance Sheets as of December 31, 2004 and 2003 . . . . . . 13

Consolidated Statements of Income
      for the years ended December 31, 2004, 2003, and 2002. . . . . . . 15

Consolidated Statements of Shareholders' Equity
      for the years ended December 31, 2004, 2003, and 2002. . . . . . . 16

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


Moss Adams LLP
Everett, Washington
January 28, 2005

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 and 2003


ASSETS                                                                 2004          2003
CURRENT ASSETS:
Cash and cash equivalents                                          $ 4,880,156   $ 4,147,533
Investment securities available-for-sale, at fair value             10,526,233    15,153,610
Accounts receivable, net of allowance for doubtful
  accounts of $86,606 and $95,110                                    1,134,320     1,848,987
Service fees receivable from related parties                            31,310       354,114
Prepaid expenses                                                       478,958       514,098
Deferred tax assets                                                    188,554       200,332
Federal income tax receivable                                           61,304          -
Other current assets                                                   236,874       340,025
                                                                   -----------   -----------
                        Total current assets                        17,537,709    22,558,699

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE:
Furniture and equipment                                              5,537,067     5,303,600
Computer software                                                    1,582,945     1,386,784
                                                                   -----------   -----------
                                                                     7,120,012     6,690,384
Less accumulated depreciation                                       (6,159,001)   (5,392,963)
                                                                   -----------   -----------
Furniture, equipment, and computer software, net                       961,011     1,297,421

DEFERRED TAX ASSETS                                                  1,287,460     1,140,249

OTHER ASSETS:
Investment in One Health Port                                          201,184       141,984
Other assets                                                           236,175       114,135
Restricted indemnity cash and investments                              385,758       384,224
                                                                   -----------   -----------
                        Total other assets                             823,117       640,343
                                                                   -----------   -----------
TOTAL ASSETS                                                       $20,609,297   $25,636,712
                                                                   ===========   ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 and 2003


LIABILITIES AND SHAREHOLDERS' EQUITY                                     2004        2003
CURRENT LIABILITIES:
Accounts payable                                                  $   693,296    $   627,631
Accrued expenses                                                    2,496,149      2,581,883
Reserve for unpaid claims and claims adjustment expenses              188,530      3,069,224
Provider settlements payable                                             -            83,787
Unearned premiums                                                        -            17,099
Federal income tax payable                                               -            70,703
                                                                  -----------    -----------
            Total current liabilities                               3,377,975      6,450,327

MINORITY INTEREST                                                     670,635      1,922,306


COMMITMENTS (Note 5)

SHAREHOLDERS' EQUITY:
Common stock:
Class A, par value $1 - Authorized, 30,000 shares;
  issued and outstanding, 447 and 537 shares                              447            537
Class B, par value $1 - Authorized, 70,000 shares;
  issued and outstanding, 40,600 shares                                40,600         40,600
Additional paid-in capital                                          4,080,410      4,305,356
Additional capital from affiliates                                  3,992,108      3,992,108
Retained earnings                                                   8,484,084      8,943,283
Accumulated other comprehensive loss, net of tax                      (36,962)       (17,805)
                                                                  -----------    -----------
            Total shareholders' equity                             16,560,687     17,264,079
                                                                  -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $20,609,297    $25,636,712
                                                                  ===========    ===========

See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


                                                    2004          2003          2002
OPERATING REVENUE:
Network access fees                             $12,021,078   $11,153,530   $10,292,039
Hospital administrative fees                      3,660,414     3,736,034     3,867,915
Hospital administrative fees, related parties     4,001,531     4,032,114     4,523,692
Health Benefit Management fees                    3,230,119     1,908,246          -
Employee Assistance Program and Other               947,492       582,765       189,140
                                                -----------   -----------   -----------
            Total operating revenue              23,860,634    21,412,689    18,872,786

OPERATING EXPENSES:
Payroll and related expenses                     10,343,469     8,222,612     5,944,538
Selling, general, and administrative expenses     6,313,585     6,312,450     4,606,129
                                                -----------   -----------   -----------
            Total operating expenses             16,657,054    14,535,062    10,550,667
                                                -----------   -----------   -----------
            Operating income                      7,203,580     6,877,627     8,322,119

OTHER INCOME (EXPENSE):
Interest, net                                       365,193       193,700       128,737
Write-down of investment and other                  (78,309)     (276,327)      (93,703)
                                                -----------   -----------   -----------
            Total other income (expense), net       286,884       (82,627)       35,034
                                                -----------   -----------   -----------
            Income from continuing operations
               before federal income taxes
               and minority interest              7,490,464     6,795,000     8,357,153

Provision for federal income taxes on
   continuing operations                          2,462,464     2,410,199     2,984,601
                                                -----------   -----------   -----------
Income from continuing operations before
   minority interest                              5,028,000     4,384,801     5,372,552

MINORITY INTEREST, net of tax                      (224,327)     (448,663)      404,126
                                                -----------   -----------   -----------
Income from continuing operations after
   minority interest                              4,803,673     3,936,138     5,776,678

Discontinued operations
   Income (loss) from discontinuation of
   First Choice Health Plan Insurance
   operations (net of applicable income tax
   expense (benefit) of $574,367, $388,826,
   and ($1,970,074))                              1,144,843       754,783    (3,851,787)
                                               ------------  ------------  ------------
NET INCOME                                      $ 5,948,516   $ 4,690,921   $ 1,924,891
                                                ===========   ===========   ===========
NET INCOME FROM CONTINUING OPERATIONS
    AFTER MINORITY INTEREST PER CLASS A
    COMMON SHARE                                $    784.91   $    609.69   $    894.78
NET INCOME FROM CONTINUING OPERATIONS
    AFTER MINORITY INTEREST PER CLASS B
    COMMON SHARE                                $     69.02   $     56.55   $     83.00

NET INCOME PER CLASS A COMMON SHARE             $    971.98   $    726.60   $    298.16
NET INCOME PER CLASS B COMMON SHARE             $     85.47   $     67.40   $     27.66

WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING             510           538           538
WEIGHTED AVERAGE CLASS B SHARES OUTSTANDING          63,800        63,800        63,800

DIVIDENDS PER CLASS A COMMON SHARE              $  1,184.36   $    187.62   $       -0-
DIVIDENDS PER CLASS B COMMON SHARE              $     91.44   $     17.24   $       -0-

See notes to consolidated financial statements.
                                            15

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                         Common Stock                                Accumulated
                        Class A      Class B    Additional   Additional                Other          Total    Comprehensive
                                                 paid-in    capital from   Retained Comprehensive Shareholders'   Income
                      Shares  Amt  Shares   Amt  capital     affiliates    Earnings Income (Loss)     Equity      (Loss)
BALANCE,
 December 31, 2001      539   $539  40,600 $40,600 $4,306,581 $3,463,958 $3,527,471   $(8,609)   $11,330,540

Repurchase of Class
 A common stock and
 membership rights
 from physicians         (1)    (1)                      (360)                                          (361)
Additional paid-in capital                                       393,593
Unrealized gain on
 investments, net of tax                                                               61,949         61,949   $    61,949
Net Income                                                                1,924,891                1,924,891     1,924,891
                       ----   ----  ------  ------ ---------- ---------- ----------  --------    -----------   -----------
Balance,                                                                                                       $ 1,986,840
  December 31, 2002     538    538  40,600  40,600  4,306,221  3,857,551  5,452,362    53,340     13,710,612   ===========

Repurchase of Class
 A common stock and
 membership rights
 from physicians         (1)    (1)                      (865)                                          (866)
Additional paid-in capital                                       134,557
Dividends Paid                                                           (1,200,000)              (1,200,000)
Unrealized loss on
 investments, net of tax                                                              (71,145)       (71,145)  $   (71,145)
Net income                                                                4,690,921                4,690,921     4,690,921
                       ----   ----  ------ ------- ---------- ---------- ----------  --------    -----------   -----------
Balance,                                                                                                       $ 4,619,776
 December 31, 2003      537    537  40,600  40,600  4,305,356  3,992,108  8,943,283   (17,805)    17,264,079   ===========

Repurchase of Class
 A common stock and
 membership rights
 from physicians        (90)   (90)                  (224,946)                                      (225,036)
Dividends Paid                                                           (6,364,451)              (6,364,451)
Minority interest payment                                                   (43,264)                 (43,264)
Unrealized loss on
 investments, net of tax                                                              (19,157)       (19,157)  $   (19,157)
Net income                                                                5,948,516                5,948,516     5,948,516
                       ----   ----  ------ ------- ---------- ---------- ----------  --------    -----------   -----------
Balance,                                                                                                       $ 5,929,359
 December 31, 2004      447   $447  40,600 $40,600 $4,080,410 $3,992,108 $8,484,084  $(36,962)   $16,560,687   ===========
                       ====   ====  ====== ======= ========== ========== ==========  =========   ===========
See notes to consolidated financial statements.

FIRST CHOICE HEALTH NETWORK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                         2004          2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 5,948,516   $ 4,690,921   $ 1,924,891
  Adjustments to reconcile net income to net
       cash from operating activities:
    Depreciation                                         766,038     1,030,763     1,083,314
    Deferred income (taxes) benefit, net                (135,433)     (54,900)       650,238
    Provision for doubtful accounts                        9,412       (54,646)     (288,657)
    Minority interest                                    224,327       709,456       (20,527)
    Changes in operating assets and liabilities:
      Accounts receivable                              1,028,059     2,396,375       802,799
      Prepaid expenses                                    35,140       210,213       846,673
      Other current assets                               103,151      (300,860)      380,455
      Other assets                                      (122,040)     (114,135)       27,526
      Accounts payable                                    65,665       140,340        35,516
      Accrued expenses                                (2,966,428)   (4,921,673)   (2,880,168)
      Provider settlements payable                       (83,787)     (141,843)   (1,128,582)
      Unearned premiums                                  (17,099)     (746,101)     (870,332)
      Federal income tax accrual                        (132,007)      (39,879)      667,922
      Adjustment in value of investment in
        One Health Port                                   40,800       195,416          -
                                                     -----------   -----------   -----------
  Net cash provided by operating activities            4,764,314     2,999,447     1,231,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment in One Health Port               (100,000)         -         (337,400)
Purchase of investments available for sale            (5,007,423)   (8,990,862)   (6,364,075)
Principal paydowns, maturities and sales of
      investments available for sale                   9,624,589     7,563,581     5,973,389
Purchase of furniture, equipment, and computer
      software                                          (429,628)     (874,068)     (334,421)
Decrease (increase) in restricted cash and investments    (1,534)    1,690,283       (25,265)
                                                     -----------   -----------   -----------
  Net cash provided/(used) by investing activities     4,086,004      (611,066)   (1,087,772)
                                                     -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Class A common stock and
      membership rights from physicians                 (225,036)         (866)         (361)
  Additional capital from affiliate                         -          134,558       393,593
  Payment of note payable                                   -             -         (698,170)
  Payment of preferred stock dividend                    (43,264)         -             -
  Payment to minority interest shareholders             (440,450)         -             -
  Decrease in unrealized loss                             (8,945)         -             -
  Dividends to shareholders                           (7,400,000)   (1,200,000)         -
                                                     -----------   -----------   -----------
  Net cash used by financing activities               (8,117,695)   (1,066,308)     (304,938)
                                                     -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                     732,623     1,322,073      (161,642)
CASH AND CASH EQUIVALENTS, Beginning of year           4,147,533     2,825,460     2,987,102
                                                     -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, End of year               $ 4,880,156   $ 4,147,533   $ 2,825,460
                                                     ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash received (paid) during the year for
    Federal income taxes                             $(3,189,270)  $(2,892,635)  $   303,633
                                                     ===========   ===========   ===========
    Interest                                         $      -      $      -      $   (32,294)
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

Cash equivalents: The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2004 and 2003, cash and cash equivalents consisted of cash management funds of $4,880,156 and $4,147,533, respectively.

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

Accounts receivable: Accounts receivable consists primarily of outstanding invoices.

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

Earnings per share: Net income per Class A common share is computed by dividing income available to Class A common shareholders by the weighted average number of Class A common shares outstanding during the period, including 510, 538 and 538 Class A common shares for the years ended December 31, 2004, 2003 and 2002, respectively. Net income per Class B common share is computed by dividing income available to Class B common shareholders by the weighted average number of Class B common shares and Class B common share equivalents outstanding during the period, including 40,600 Class B shares for the years ended December 31, 2004, 2003, and 2002, and 23,200 Class B common share equivalents for the years ended December 31, 2004, 2003, and 2002. Class B common share equivalents are owned by three district hospitals and one public hospital which are not shareholders of the Company, but have contractual agreements with the Company that provide for certain rights and obligations equivalent, but not identical, to those of Class B shareholders, including liquidation and dividend rights. The capital contributions of the non-shareholders are recorded as additional capital from affiliates. These contractual agreements are considered to be common share equivalents for purposes of calculating net income per Class B common share. Shares issued and reacquired during each period were weighted for the portion of the period that they were outstanding. There are no dilutive securities.

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

Material estimates that are particularly susceptible to significant change relate to the determination of unpaid claims, claims adjustment expenses, the write-down of the investment in the Plan, the allowance for accounts receivable and deferred income taxes.

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

Paid-in capital from affiliates: District and public hospitals are not shareholders of the Company, but have contractual agreements with the Company that provide for certain rights and obligations equivalent, but not identical, to those of Class B shareholders, including liquidation and dividend rights. The capital contributions of the non-shareholders are recorded as paid-in capital from affiliates. These contractual agreements are considered to be common share equivalents for purposes of calculating net income per common share.

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

                                            22

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

NOTE 4:     COMMITMENTS

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

Information about profit or loss and assets of reportable segments:

                                                First Choice     Health Benefits
                                               Health Network       Management      Total
2004:
  Revenues from external customers              $ 20,630,515     $  3,230,119     $ 23,860,634
  Intersegment revenue                                66,538          (66,538)            -
  Interest income                                    365,193             -             365,193
  Depreciation expense                               689,434           76,604          766,038
  Income tax provision (benefit)                   2,784,211         (321,747)       2,462,464
  Segment profit (loss)                            5,652,567         (624,567)       5,028,000
  Minority interest                                                                   (224,327)
  Income from discontinued operations                                                1,144,843
  Consolidated net income                                                            5,948,516
  Expenditures on furniture, equipment
    and computer software                            429,628             -             429,628
  Assets of reportable segments                   17,150,265             -          17,150,265
  Liabilities of reportable segments               3,064,340             -           3,064,340

2003:
  Revenues from external customers              $ 19,504,443     $  1,908,246     $ 21,412,689
  Intersegment revenue                                74,413          (74,413)            -
  Interest income                                    193,700             -             193,700
  Depreciation expense                               851,670          179,093        1,030,763
  Income tax provision (benefit)                   2,740,230         (330,031)       2,410,199
  Segment profit (loss)                            5,025,449         (640,648)       4,384,801
  Minority interest                                                                   (448,663)
  Income from discontinued operations                                                  754,783
  Consolidated net income                                                            4,690,921
  Expenditures on furniture, equipment
    and computer software                            874,068             -             874,068
  Assets of reportable segments                   13,491,308          104,344       13,595,652
  Liabilities of reportable segments               2,684,866             -           2,684,866

2002:
  Revenues from external customers              $ 18,872,786     $       -        $ 18,872,786
  Intersegment revenue                                28,125          (28,125)            -
  Interest income                                    128,737             -             128,737
  Depreciation expense                             1,083,314             -           1,083,314
  Income tax provision (benefit)                   2,989,081          ( 4,480)       2,984,601
  Segment profit (loss)                            5,381,248          ( 8,696)       5,372,552
  Minority interest                                                                    404,126
  Loss from discontinued operations                                                 (3,851,787)
  Consolidated net income                                                            1,924,891
  Expenditures on furniture, equipment
    and computer software                            334,421             -             334,421
  Assets of reportable segments                   12,508,669             -          12,508,669
  Liabilities of reportable segments               3,548,594             -           3,548,594


                                                    2004             2003             2002
Revenues:
  Total revenues from reportable segments and
      discontinued operations                   $ 23,939,561     $ 51,053,380     $ 93,034,185
                                                ============     ============     ============
Profit or loss:
  Total profit for reportable segments and
    discontinued operations                     $  6,172,843     $  5,139,584     $  1,520,765
  Adjustment for minority interest in
    consolidated statements                         (224,327)        (448,663)         404,126
                                                ------------     ------------     ------------
          Consolidated net income                $ 5,948,516     $  4,690,921     $  1,924,891
                                                ============     ============     ============

                                                     2004            2003              2002
  Assets:
  Total assets for reportable segments          $ 17,095,122     $ 13,537,325     $ 12,508,669
  Assets of Plan legal entity                      3,514,175       12,099,387       16,293,972
                                                ------------     ------------     ------------
         Consolidated total assets              $ 20,609,297     $ 25,636,712     $ 28,802,641
                                                ============     ============     ============

Liabilities:
  Total liabilities for reportable segments     $  3,064,340     $  2,684,866     $  3,548,594
  Liabilities of Plan legal entity                   313,635        3,765,461       10,320,905
                                                ------------     ------------     ------------
         Consolidated total liabilities         $  3,377,975     $  6,450,327     $ 13,869,499
                                                ============     ============     ============

Substantially all of the revenues from external customers are derived from within the state of Washington.

NOTE 6:     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the short maturity of these instruments.

NOTE 7:  INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consist of the following:

                                                 Gross        Gross        Gross
                                   Amortized   Unrealized   Unrealized   Unrealized
                                     Cost        Gains        Losses       Losses
                                                             Less Than    More Than
                                                             12 Months    12 Months  Fair Value
                                 ---------------------------------------------------------------
December 31, 2004
   Mortgage-backed
   adjustable rate securities   $     12,123   $     21     $    (19)    $   -      $    12,125
   Municipal bonds                 9,929,241     23,842      (61,033)        -        9,892,050
   Common stock mutual funds         622,055          3         -            -          622,058
                                 -----------   --------     ---------    --------   -----------
                                $ 10,563,419   $ 23,866     $(61,052)    $   -      $10,526,233
                                ============   ========     =========    ========   ===========
December 31, 2003
   Mortgage-backed
   adjustable rate securities   $  9,139,486   $ 29,590     $(26,197)    $(24,820)  $ 9,118,059
   Municipal bonds                 6,043,750      2,260      (10,459)        -        6,035,551
                                 -----------   --------     ---------    --------   -----------
                                $ 15,183,236   $ 31,850     $(36,656)    $(24,820)  $15,153,610
                                ============   ========     =========    ========   ===========

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

                                   Available for Sale
                              Amortized             Fair
      Maturity                  Costs               Value
  -----------------          -----------        -----------
  To one year               $    922,112        $   922,115
  One to five years              801,421            810,671
  Five to ten years            1,414,567          1,416,280
  Over ten years               7,425,319          7,377,167
                             -----------        -----------
                             $10,563,419        $10,526,233
                             ===========        ===========

Proceeds from sales and maturities of investment securities in 2004 and 2003 were $9,624,589 and $7,563,581, respectively. Sales of investment securities resulted in gross gains of $62 and gross losses of $128,233 in 2004. Sales of investment securities resulted in gross gains of $8,949 and gross losses of $54,207 in 2003.


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


NOTE 9 DISCONTINUED OPERATIONS

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

At the balance sheet date the following assets included in the consolidated balance sheet will be converted to cash to satisfy obligations of and pay dividends on behalf of the discontinued Plan:

                                                                    December 31,
                                                              2004               2003
             Assets
Cash and cash equivalents                               $  2,503,998         $  2,687,652
Investment securities available for sale, at fair value      622,058            8,020,730
Premiums receivable, net of allowance for doubtful
  accounts of $17,916                                           -                 898,489
Prepaid expenses and other receivables                           738               72,026
Deferred tax assets                                            1,623               36,266
Restricted indemnity cash and investments                    385,758              384,224
                                                         -----------          -----------
            Total assets                                $  3,514,175         $ 12,099,387
                                                        ============         ============

            Liabilities
Accrued expenses                                        $    125,105         $    595,351
Reserve for unpaid loss and loss adjustment expenses         188,530            3,069,224
Provider settlements payable                                    -                  83,787
Unearned premiums                                               -                  17,099
Federal income tax expense payable to parent                  17,053                6,677
Amount due to parent                                          38,090               51,650
                                                         -----------          -----------
            Total liabilities                           $    368,778         $  3,823,788
                                                        ============         ============

The following amounts representing revenue and income and loss from discontinued operations are included in the consolidated statement of income:

                                                    2004          2003          2002
Operating revenue                              $     78,927  $ 29,640,691  $ 74,161,399
Income (loss) on discontinued operations
  before federal income tax                       1,719,210     1,143,609    (5,821,861)   Income (loss) on discontinued operations
  after federal income tax                        1,144,843       754,783    (3,851,787)
Net income (loss) from discontinued
  operations per Class A common share                187.07        116.91        (596.62)
Net income (loss) from discontinued
  Operations per Class B common share                 16.45         10.84        (55.34)


NOTE 10:     UNAUDITED QUARTERLY FINANCIAL DATA - CONDENSED CONSOLIDATED
              STATEMENT OF INCOME

                                             Quarter      Quarter      Quarter      Quarter
                                            12/31/2004   09/30/2004   06/30/2004   03/31/2004
                                            ----------   ----------   ----------   ----------
OPERATING REVENUE
  Network access fees                     $ 3,022,622   $ 2,959,444   $ 3,014,383  $ 3,024,629
  Hospital administrative fees                908,138       898,565       931,069      922,642
  Hospital administrative fees,
    related parties                           955,059     1,048,376     1,015,859      982,237
  Health benefit management fees              827,019       805,094       793,709      804,297
  Employee assistance program and other       280,246       236,627       214,597      216,022
                                          -----------   -----------   -----------  -----------
     Total operating revenue                5,993,084     5,948,106     5,969,617    5,949,827
                                          -----------   -----------   -----------  -----------

OPERATING EXPENSES
  Payroll and related expenses              2,677,416     2,602,731     2,529,361    2,533,961
  Selling, general and
    administrative expenses                 1,607,893     1,564,199     1,580,346    1,561,147
                                          -----------   -----------   -----------  -----------
     Total operating expenses               4,285,309     4,166,930     4,109,707    4,095,108
                                          -----------   -----------   -----------  -----------
     Operating income                       1,707,775     1,781,176     1,859,910    1,854,719

OTHER INCOME (EXPENSE)
  Interest, net                               103,440        96,709        87,783       77,261
  Write-down of investment
    and other                                 (38,366)      (12,575)      (36,593)       9,225
                                          -----------   -----------   -----------  -----------
     Total other income, net                   65,074        84,134        51,190       86,486
                                          -----------   -----------   -----------  -----------
   Income from continuing operations
     before federal income taxes
     and minority interest                  1,772,849     1,865,310     1,911,100    1,941,205

  Provision for federal income taxes
    on continuing operations                  591,411       598,092       633,539      639,422
                                          -----------   -----------   -----------  -----------
  Income from continuing operations
    before minority interest                1,181,438     1,267,218     1,277,561    1,301,783

MINORITY INTEREST, net of tax                 (13,686)      (23,072)      (37,808)    (149,761)
                                          -----------   -----------   -----------  -----------
  Income from continuing operations
    after minority interest                 1,167,752     1,244,146     1,239,753    1,152,022
DISCONTINUED OPERATIONS
  Income from discontinuation of First
    Choice Health Plan operations (net
    of applicable income tax expense of
    $34,082, $8,124, $146,767 and
    $385,394)                                  90,816        16,889       288,149      748,989
                                          -----------   -----------   -----------   ----------
NET INCOME                                $ 1,258,568   $ 1,261,035   $ 1,527,902  $ 1,901,011
                                          ===========   ===========   ===========   ==========

NET INCOME PER CLASS A COMMON SHARE       $    222.68   $    212.30   $    237.10   $   295.00
NET INCOME PER CLASS B COMMON SHARE       $     18.08   $     18.12   $     21.95   $    27.31

WEIGHTED AVERAGE CLASS A SHARES
  OUTSTANDING                                     471           495           537          537
WEIGHTED AVERAGE CLASS B SHARES
  OUTSTANDING                                  63,800        63,800        63,800       63,800

                                             Quarter      Quarter      Quarter      Quarter
                                            12/31/2003   09/30/2003   06/30/2003   03/31/2003
                                            ----------   ----------   ----------   ----------
OPERATING REVENUE
  Network access fees                    $ 2,811,915   $ 2,827,073   $ 2,808,243   $ 2,706,299
  Hospital administrative fees               944,569       935,692       859,794       995,979
  Hospital administrative fees,
    related parties                        1,076,095       980,097       991,955       983,967
  Health Benefit Management fees             518,730       503,313       467,914       418,289
  Employee assistance program and other      185,820       163,917       129,155       103,873
                                         -----------   -----------   -----------   -----------
     Total operating revenue               5,537,129     5,410,092     5,257,061     5,208,407
                                         -----------   -----------   -----------   -----------

OPERATING EXPENSES
  Payroll and related expenses             2,177,048     2,113,680     2,040,929     1,890,955
  Selling, general and
    administrative expenses                1,750,627     1,633,585     1,499,520     1,428,718
                                         -----------   -----------   -----------   -----------
     Total operating expenses              3,927,675     3,747,265     3,540,449     3,319,673
                                         -----------   -----------   -----------   -----------
     Operating income                      1,609,454     1,662,827     1,716,612     1,888,734

OTHER INCOME (EXPENSE)
  Interest, net                               59,154        39,380        40,615        54,551
  Write-down of investment
    and other                               (393,614)       42,179        15,064        60,044
                                         -----------   -----------   -----------   -----------
     Total other income
       (expense), net                       (334,460)       81,559        55,679       114,595
                                         -----------   -----------   -----------   -----------
  Income from continuing operations
    before federal income taxes and
    minority interest                      1,274,994     1,744,386     1,772,291     2,003,329
  Provision for federal income taxes
    on continuing operations                 514,309       594,864       618,024       683,002
                                         -----------   -----------   -----------   -----------
  Income from continuing operations
    before minority interest                 760,685     1,149,522     1,154,267     1,320,327
MINORITY INTEREST, net of tax                (85,120)     (122,728)     (181,275)      (59,540)
                                         -----------   -----------   -----------   -----------
  Income from continuing operations
    after minority interest                  675,565     1,026,794       972,992     1,260,787
DISCONTINUED OPERATIONS
  Income (loss) from discontinuation
    of First Choice Health Plan
    operations (net of applicable
    income tax expense (benefit) of
    $136,985, $82,657, $265,486
    and ($ 96,302))                          265,914       160,453       513,713      (185,297)
                                         -----------   -----------   -----------   -----------
NET INCOME                               $   941,479   $ 1,187,247   $ 1,486,705   $ 1,075,490
                                         ===========   ===========   ===========   ===========

NET INCOME PER CLASS A COMMON SHARE      $    146.10   $    183.90   $    230.28   $    166.59
NET INCOME PER CLASS B COMMON SHARE      $     13.53   $     17.06   $     21.36   $     15.45

WEIGHTED AVERAGE CLASS A SHARES
  OUTSTANDING                                    537           538           538           538
WEIGHTED AVERAGE CLASS B SHARES
  OUTSTANDING                                 63,800        63,800        63,800        63,800

PART  IV

Item  15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

31.2   Certification pursuant to Rule 13(a)-14(a) for Stacy A. Kessel.


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