Form 10-Q/A
period 2005-03-31
FIRST CHOICE HEALTH NETWORK INC
filed 2005-12-06
CIK 922622

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q/A
                                  Amendment No. 2

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

                           Explanation of Amendment

     This Amendment No. 2 to Form 10-Q/A is being filed with respect to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2005, filed with the Securities and Exchange Commission on December 1, 2005 ("Amendment No. 1"). The Company hereby amends Amendment No. 1 to include the certifications required under 18 U.S.C. Section 1350. No other changes were made to Amendment No. 1, which is set forth in its entirety below.

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

31.1 Certification pursuant to Rule 13a-14(a) for Gary R. Gannaway, Chief Executive Officer.

31.2 Certification pursuant to Rule 13a-14(a) for Stacy A. Kessel, Chief Financial Officer.

32.1   Section 1350 Certification for Gary R. Gannaway, Chief Executive
       Officer.

32.2   Section 1350 Certification for Stacy A. Kessel, Chief Financial Officer.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of December, 2005.

       FIRST CHOICE HEALTH NETWORK, INC.



By:    /s/ Stacy A. Kessel
      --------------------------------------
      STACY A. KESSEL
      Chief Financial Officer
      (Principal Financial and Accounting Officer and Duly Authorized Officer)