Form 10-Q/A
period 2005-06-30
FIRST CHOICE HEALTH NETWORK INC
filed 2005-12-06
CIK 922622

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

                           Explanation of Amendment

     This Amendment No. 2 to Form 10-Q/A is being filed with respect to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2005, filed with the Securities and Exchange Commission on December 1, 2005 ("Amendment No. 1"). The Company hereby amends Amendment No. 1 to include the certifications required under 18 U.S.C. Section 1350. No other changes were made to Amendment No. 1, which is set forth in its entirety below.

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