Form 10-K/A
period 2004-12-31
FIRST CHOICE HEALTH NETWORK INC
filed 2005-12-07
CIK 922622

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549



                              FORM 10 - K/A
                             Amendment No. 2


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

                           Explanation of Amendment

     This Amendment No. 2 to Form 10-K/A is being filed with respect to Amendment No. 1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on December 1, 2005 ("Amendment No. 1"). The Company hereby amends Amendment No. 1 to include the certifications required under 18 U.S.C. Section 1350, amends the financial statements to include a footnote describing the changes incorporated in Amendment No. 1 and amends the Report of Independent Registered Accounting Firm to include a dual-date so as to reference the additional footnote. No other changes were made to Amendment No. 1, which is set forth in its entirety below.

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

      ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                       *

      ITEM 11     EXECUTIVE COMPENSATION                               *

      ITEM 12     SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS                      *

      ITEM 13     CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                         *

      ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES               *


PART  IV


      ITEM 15     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES          32

                  SIGNATURES                                          34


      * Not included in this Form 10-K/A. Item is contained in the Original 10-K filed on March 24, 2005.

PART II


ITEM  6.     SELECTED FINANCIAL DATA

                                    2004          2003         2002         2001         2000
                               ------------  ------------  -----------  -----------  ----------

Operating revenue,
 continuing operations        $ 23,860,634 $ 21,412,689 $ 18,872,786 $ 16,563,336 $ 14,866,924
Net income from continuing
  operations after minority
  interest                       4,803,673    3,936,138    5,776,678    3,067,942    3,758,220
Net income(loss)                 5,948,516    4,690,921    1,924,891   (1,407,987)  (1,349,859)
Total assets                    20,609,297   25,636,712   28,802,641   31,217,479   32,658,089
Total liabilities                3,377,975    6,450,327   13,869,499   18,649,453   20,083,110
Total Equity                    16,560,687   17,264,079   13,710,612   11,330,540   12,401,920
Net income from continuing
  operations after minority
  interest per Class A
  common share                      784.91       609.69       894.78       452.50       540.91
Net income from continuing
  operations after minority
  interest per Class B common share  69.02        56.55        83.00        44.08        54.00
Net income(loss)
  per Class A common share          971.98       726.60       298.16      (207.67)     (194.28)
Net income(loss)
  per Class B common share           85.47        67.40        27.66       (20.23)      (19.39)
Dividends declared per common
  share, Class A                  1,184.36       187.62          -            -            -
Dividends declared on Class B
  shareholders and non-shareholder
  hospitals with equivalent
  rights, per entity            530,370.90      100,000          -            -            -


ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS
OVERVIEW

The following table summarizes income from continuing operations, discontinued operations and net income for 2002-2004:

(In millions)                                       2004      2003     2002
                                                    ----      ----     ----
Income from continuing operations                   $4.8       3.9      5.8
Income (loss) from discontinued operations           1.1        .8     (3.9)
Net income                                           5.9       4.7      1.9

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


Moss Adams LLP
Everett, Washington
January 28, 2005 except for revisions of classifications disclosed in Note 11, as to which the date is December 6, 2005

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


NOTE 9:     DISCONTINUED OPERATIONS

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

NOTE 11:     REVISIONS OF CLASSIFICATION


     We made revisions of classification with regard to assets, liabilities and equity during the years ended December 31, 2004 and 2003. Such revisions of classification had no impact on net income as previously reported. These revisions related to the following:

  o Redeemable Equity Participation. We revised our classification of $2,520,000 relating to the equity payment from the University of Washington, from redeemable equity participation to additional capital from affiliates as we determined that this is a more appropriate classification in accordance with EITF Topic D-98, as the redemption of the interest is within the Company's control.

  o Earnings Per Share information. We clarified the presentation of our earnings per share information as we determined that it is more appropriate to use the "two-class" method of disclosure for our two classes of common stock, which is in accordance with SFAS 128 and EITF 03-6.

  o Discontinued Operations. We revised our classification of our discontinued operations in accordance with SFAS 144. The assets and liabilities of our discontinued operations are abandoned, not held for sale, and thus, per SFAS 144, they have been appropriately reclassified to operating assets and liabilities rather than segregated as discontinued operations assets and liabilities. This presentation also impacts the statement of cash flows to reflect these reclassifications. These reclassifications resulted in a decrease to net cash flows from operations of $1,305,747, $2,125,068 and $7,841,811 in 2004, 2003 and
     2002, respectively. They resulted in an increase to cash flows from investing activities of $7,406,084, $2,715,494 and $3,641,477 in 2004,
     2003 and 2002, respectively. And, they resulted in a decrease to cash flows from financing activities of $1,087,758 in 2004.

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

(6)    Filed as Exhibit 10.25 to the 2002 10-K.

(7) Filed as Exhibit 10.26 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(8) Filed as Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K").

(9)    Filed as Exhibit 14.2 to the 2003 10-K.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of December, 2005.

      FIRST CHOICE HEALTH NETWORK, INC.



By:    /s/ Stacy A. Kessel
      --------------------------------------
      STACY A. KESSEL
      Chief Financial Officer
      (Principal Financial and Accounting Officer and Duly Authorized Officer)