Form 10-K/A
period 2004-12-31
FIRST CHOICE HEALTH NETWORK INC
filed 2005-12-13
CIK 922622

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549



                              FORM 10 - K/A
                             Amendment No. 3


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

                           Explanation of Amendment

     This Amendment No. 3 to Form 10-K/A is being filed with respect to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 24, 2005 ("Original 10-K"). The Company hereby amends Item 9A. Controls and Procedures of the Original 10-K to provide updated disclosure and amends Item 15. Exhibits and Financial Statement Schedules of the Original 10-K to reflect the filing of certain exhibits to this Amendment No. 3.

                       FIRST CHOICE HEALTH NETWORK, INC.
                         2004 FORM 10-K ANNUAL REPORT
                              TABLE OF CONTENTS

PART  I
      ITEM 1      BUSINESS                                             *

      ITEM 2      PROPERTIES                                           *

      ITEM 3      LEGAL PROCEEDINGS                                    *

      ITEM 4      SUBMISSION OF MATTERS
                  TO A VOTE OF SECURITY HOLDERS                        *

PART  II
      ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
                  EQUITY SECURITIES                                    *

      ITEM 6      SELECTED FINANCIAL DATA                             **

      ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                          **

      ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                         **

      ITEM 8      FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                  **

      ITEM 9      CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                 *

      ITEM 9A     CONTROLS AND PROCEDURES                              5

      ITEM 9B     OTHER INFORMATION                                    *

PART  III

      ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                       *

      ITEM 11     EXECUTIVE COMPENSATION                               *

      ITEM 12     SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS                      *

      ITEM 13     CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                         *

      ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES               *

PART  IV
      ITEM 15     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES           6

                  SIGNATURES                                           8


      *   Not included in this Amendment No. 3.  Information responsive to the item is contained in the Original 10-K filed on March 24, 2005.
     **   Not included in this Amendment No. 3.  Information responsive to the item is contained in Amendment No. 2 filed on December 7, 2005.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have participated in the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15. Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2004, our disclosure controls and procedures were not effective to ensure timely collection, evaluation and disclosure of information relating to the company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, and the rules and regulations thereunder, resulting in our filing amendments to our Annual Report on Form 10-K for the year ended December 31, 2004 (the "Original Form 10-K"). However, we reviewed the disclosure controls and procedures leading to Deficiencies in our disclosure in the Original Form 10-K and have taken actions and implemented enhanced internal technical review in our disclosure controls and procedures to provide reasonable assurance that these deficiencies will not recur. Based on the actions we have taken, our CEO and CFO concluded that, as of December 12, 2005, our disclosure controls and procedures are effective.


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

(1)    Financial Statements.
       The financial statements and related documents listed in Item 8 of this report are filed as part of this report. **

(2)    Financial Statement Schedules.
       All other schedules to the consolidated financial statements are omitted because they are not applicable or not material or because the information is included in the consolidated financial statements or related notes in Item 8 above. **

(3)    Exhibits.
3.1    Copy of Registrant's Articles of Incorporation (1)

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

10.13  Copy of the Registrant's 2005 - 2007 Long-Term Incentive Program. * **

14.1   Code of Conduct for Chief Executive Officer. (8)

14.2   Code of Conduct for Chief Financial Officer. (9)

14.3   Code of Conduct for Vice President, Finance. **

31.1   Certification pursuant to Rule 13(a)-14(a) for Gary R. Gannaway.

31.2   Certification pursuant to Rule 13(a)-14(a) for Stacy A. Kessel.

32.1   Section 1350 Certification for Gary R. Gannaway, Chief Executive
       Officer. ***

32.2   Section 1350 Certification for Stacy A. Kessel, Chief Financial
       Officer. ***

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

**     Filed with the Original 10-K filed on March 24, 2005.

***    Filed with Form 10-K/A Amendment No. 2 filed on December 7, 2005.


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

(6)    Filed as Exhibit 10.25 to the 2002 10-K.

(7) Filed as Exhibit 10.26 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(8) Filed as Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K").

(9)    Filed as Exhibit 14.2 to the 2003 10-K.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of December, 2005.

      FIRST CHOICE HEALTH NETWORK, INC.



By:    /s/ Stacy A. Kessel
      --------------------------------------
      STACY A. KESSEL
      Chief Financial Officer
      (Principal Financial and Accounting Officer and Duly Authorized Officer)