Form 10-Q/A
period 2005-03-31
FIRST CHOICE HEALTH NETWORK INC
filed 2005-12-13
CIK 922622

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q/A
                                  Amendment No. 3

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

                           Explanation of Amendment

     This Amendment No. 3 to Form 10-Q/A is being filed with respect to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2005, filed with the Securities and Exchange Commission on May 12, 2005 ("Original 10-Q"). The Company hereby amends Item 4. Controls and Procedures of the Original 10-Q to provide updated disclosure and amends Item 6. Exhibits of the Original 10-Q to reflect the filing of certain exhibits to this Amendment No. 3.

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q

                                                                          Page
Part I      Financial Information

      Item 1   Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      at March 31, 2005 and December 31, 2004                              **

      Condensed Consolidated Statements of Income (Unaudited)
      for the Three Months Ended March 31, 2005 and 2004                   **

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended March 31, 2005 and 2004                   **

      Notes to Condensed Consolidated Financial Statements (Unaudited)     **

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               **

      Item 3   Quantitative and Qualitative Disclosures About Market Risk  **

      Item 4   Controls and Procedures                                      4


Part II     Other Information

      Item 1   Legal Proceedings                                            *

      Item 2   Unregistered Sales of Equity Securities and Use of Proceeds **

      Item 6   Exhibits                                                     5

      Signatures                                                            5




      *   Not included in this Amendment No. 3.  Information responsive to the item is contained in the Original Form 10-Q filed on May 12, 2005.
     **   Not included in this Amendment No. 3.  Information responsive to the item is contained in Amendment No. 2 filed on December 6, 2005.

Item 4     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have participated in the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15. Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2005, our disclosure controls and procedures were not effective to ensure timely collection, evaluation and disclosure of information relating to the company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, and the rules and regulations thereunder, resulting in our filing amendments to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the "Original Form 10-Q"). However, we reviewed the disclosure controls and procedures leading to deficiencies in our disclosure in the Original Form 10-Q and have taken actions and implemented enhanced internal technical review in our disclosure controls and procedures to provide reasonable assurance that these deficiencies will not recur. Based on the actions we have taken, our CEO and CFO concluded that, as of December 12, 2005, our disclosure controls and procedures are effective.


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

   Item 6     Exhibits
The following exhibits are furnished with this report:

31.1 Certification pursuant to Rule 13a-14(a) for Gary R. Gannaway, Chief Executive Officer.

31.2 Certification pursuant to Rule 13a-14(a) for Stacy A. Kessel, Chief Financial Officer.

32.1   Section 1350 Certification for Gary R. Gannaway, Chief Executive
       Officer. *

32.2   Section 1350 Certification for Stacy A. Kessel, Chief Financial
       Officer. *


    *  Filed with Amendment No. 2 filed on December 6, 2005.



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