Form 10-Q/A
period 2005-06-30
FIRST CHOICE HEALTH NETWORK INC
filed 2005-12-13
CIK 922622

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

                           Explanation of Amendment

     This Amendment No. 3 to Form 10-Q/A is being filed with respect to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 19, 2005 ("Original 10-Q"). The Company hereby amends Item 4. Controls and Procedures of Original 10-Q to provide updated disclosure and amends Item 6. Exhibits of the Original 10-Q to reflect the filing of certain exhibits to this Amendment No. 3.

                         FIRST CHOICE HEALTH NETWORK, INC.
                               INDEX TO FORM 10-Q

                                                                          Page
Part I      Financial Information

      Item 1   Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      at June 30, 2005 and December 31, 2004                               **

      Condensed Consolidated Statements of Income (Unaudited)
      for the Three Months and Six Months Ended June 30, 2005 and 2004     **

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended June 30, 2005 and 2004                      **

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




      *   Not included in this Amendment No. 3.  Information responsive to the item is contained in the Original Form 10-Q filed on August 19, 2005.
     **   Not included in this Amendment No. 3.  Information responsive to the item is contained in Amendment No. 2 filed on December 6, 2005.

Item 4     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have participated in the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2005, our disclosure controls and procedures were not effective to ensure timely collection, evaluation and disclosure of information relating to the company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, and the rules and regulations thereunder, resulting in our filing amendments to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the "Original Form 10-Q"). However, we reviewed the disclosure controls and procedures leading to deficiencies in our disclosure in the Original Form 10-Q and have taken actions and implemented enhanced internal technical review in our disclosure controls and procedures to provide reasonable assurance that these deficiencies will not recur. Based on the actions we have taken, our CEO and CFO concluded that, as of December 12, 2005, our disclosure controls and procedures are effective.


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


   *   Filed with Form 10-K/A Amendment No. 2 filed on December 6, 2005.







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